Form 10-Q
period 2013-08-31
Perk International Inc.
filed 2013-11-01
CIK 1579717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2013

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-189540

Perk International Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-2622704
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2470 East 16th Street Brooklyn, NY 11235
(Address of principal executive offices)

800-221-2972
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,000,000 shares as of October 25, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of August 31, 2013 and May 31, 2013 (unaudited);
F-2	Statements of Operations for the three months ended August 31, 2013, and period from April 10, 2013 (Inception) to August 31, 2013 (unaudited);
F-3	Statements of Cash Flows for the three months ended August 31, 2013, and period from April 10, 2013 (Inception) to August 31, 2013 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended August 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

PERK INTERNATIONAL INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	August 31, 2013 (unaudited)	May 31, 2013 (unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6	$1,577

Other Assets
Website development, net	7,125	7,500

TOTAL ASSETS	$7,131	$9,077

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$16,256	$7,856
Shareholder loans	377	-
Total Liabilities	16,633	7,856

Stockholders’ Equity / (Deficit)
Common stock, $.0001 par value, 250,000,000 shares authorized, 45,000,000 shares issued and outstanding	4,500	4,500
Additional paid in capital	7,800	7,800
Deficit accumulated during the development stage	(21,802)	(11,079)
Total Stockholders’ Equity / (Deficit)	(9,502)	1,221

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$7,131	$9,077

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND
FOR THE PERIOD FROM APRIL 10, 2013 (INCEPTION) TO AUGUST 31, 2013

	Three months ended August 31, 2013 (unaudited)	Period from April 10, 2013 (Inception) to August 31, 2013 (unaudited)

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	8,394	18,750
Filing fees	1,833	2,536
Amortization	375	-
Bank charges	155	135
Interest expense	6	6
TOTAL OPERATING EXPENSES	10,723	21,802

NET LOSS BEFORE INCOME TAXES	(10,723)	(21,802)

PROVISION FOR INCOME TAXES		-

NET LOSS	$(10,723)	$(21,802)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	45,000,000

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND
FOR THE PERIOD FROM APRIL 10, 2013 (INCEPTION) TO AUGUST 31, 2013

	Three months ended August 31, 2013 (unaudited)	Period from April 10, 2013 (Inception) to August 31, 2013 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(10,723)	$(21,802)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	375	375
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	8,400	16,256
Net Cash Used in Operating Activities	(1,948)	(5,171)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs	-	(7,500)
Net Cash Used by Investing Activities	-	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	12,150
Contributed capital	-	150
Shareholder loans	377	377
Net Cash Provided by Financing Activities	377	12,677

Net (Decrease) / Increase in Cash and Cash Equivalents	(1,571)	6
Cash and cash equivalents, beginning of period	1,577	-
Cash and cash equivalents, end of period	$6	$6

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2013
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
Perk International Inc. (“the Company” or “Perk”) was incorporated under the laws of the State of Nevada on April 10, 2013. The Company plans to become an e-commerce marketplace that connects merchants to consumers by offering daily discounts on goods and services through our website located at www.usellisave.com. Our corporate headquarters are located at 2470 East 16th Street, Brooklyn, NY 11235, but we plan to launch our business throughout the Greater Toronto Area.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  The Company has adopted a May 31 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $6 and $1,577 of cash as of August 31, 2013 and May 31, 2013, respectively.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, website development costs and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

PERK INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2013
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2013.

Comprehensive Income
The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements
Perk does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses since inception resulting in an accumulated deficit of $21,802 as of August 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, and sales of common stock.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following.

	August 31, 2013	May 31, 2013
Legal fees	$8,756	$356
Web site construction	7,500	7,500
Balance	$16,256	$7,856

PERK INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2013
(UNAUDITED)

NOTE 4 – SHAREHOLDER LOANS

In June 2013, a shareholder advanced the Company $377.  The loan is unsecured, bears interest at 8% and is due in one year.  The Company accrued interest expense of $6 on the outstanding balance as of August 31, 2013.

NOTE 5 – CAPITAL STOCK

The Company has 250,000,000 shares of $0.0001 par value common stock authorized.

On April 30, 2013, the Company issued 45,000,000 shares of common stock to its founders at $0.00027 per share for cash proceeds of $12,150.

The founders also contributed $150 during the period ended May 31, 2013.

NOTE 6 – COMMITMENTS

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

Perk International Inc. (“Perk” or the “Company”) was incorporated in the State of Nevada on April 10, 2013. We plan to become an e-commerce marketplace that connects merchants to consumers by offering daily discounts on goods and services through our website located at www.usellisave.com. Our corporate headquarters are located at 2470 East 16th Street, Brooklyn, NY 11235, but we plan to launch our business in the Greater Toronto Area (GTA).

We plan to be an Internet-based company that provides daily deals/coupons to consumers within the Greater Toronto Area. Our goal is to utilize the business models of companies such as Groupon® and Living Social® to design and develop a daily deal e-commerce company that will focus on consumer goods, services and restaurant deals. The deals we will offer on www.usellisave.com will be discounts on family vacation packages, outdoor activities, restaurants, consumer services and more.

Our business operations will be divided into the following core functions to address the needs of our merchants and subscribers.

Website Development.  The first step in realizing our business model is the design and development of our intended website platform. We have contracted with a website developer to build a custom daily deal website, as well as an in-depth back-end to our website that will allow us to store and view details about every merchant and subscriber easily upload new deals, track sales and much more. Our website platform has been developed based off of the initial design mockups that we have developed with the help of a designer.  The website developer that we have engaged will also integrate an e-commerce platform into our website to process credit cards and post payments to different accounts.  Our website is hosted by a website hosting company that will host our website and applications, as well as our back-end development and analytical platform. We have completed the development of our website at a cost of $7,500.

We also plan to begin the development of our mobile website and applications for smartphones and tablets, and will begin to offer our Daily Deal whereby subscribers can receive exclusive, short-term deals via their mobile devices.

Sales Representatives.  Mr. Gaudet will act as our sales representatives. He will help identify merchant leads and manage deal scheduling to maximize deal quality and variety within our market.  In identifying merchant leads, sales representatives will be instructed to rank local merchants based on reviews and local feedback. We hope to employ sales representatives in about 18 months. We envision that our standard contractual arrangements will grant us the exclusive right to feature certain deals for a merchant’s products and services for a limited time period and provide us with the discretion as to whether or not to offer the deal during such period. In scheduling deals, sales representatives will review deals in our merchant pool and determine which deals to offer based on the viability and quality of the deal as well as gross profit and marketing goals. Sales representatives will be given sales quotas based on category performance in a particular area, such as addressable market size and scheduling diversity. Until such a time that we are able to hire editorial writers, our future sales representatives will also be responsible for creating content for each deal we offer.

Customer Service.    Our future customer service department will be run by our President, Andrew Gaudet, and will be accessible to subscribers, merchants and the general public via telephone during normal business hours, five days a week, or via e-mail 24 hours a day, seven days a week. As of the date of this filing, we have not yet retained any customer service representatives, other than our President. We will hire additional customer service representatives, as needed, as our company grows.

Marketing. We believe that we can build a trusted and recognizable brand by delivering high deal quality to subscribers in a niche market, and by offering a payout structure to merchants that is greater than that of our competitors.  After the beta testing of our website is complete, we plan to hire a professional marketing firm full-time to advertise our brand. Once we have initiated our marketing plan, we believe that a substantial portion of our subscribers and merchants will be acquired through word-of-mouth. Our brand awareness will be an ongoing process as we try to establish our company and grow to new markets.

We believe that with the help of the professional marketing firm we intend to engage, we will obtain subscribers after 3 to 4 months of Web marketing within the Greater Toronto Area.

Seek Strategic Acquisitions and Partnerships. If we are able to generate significant revenue, maintain steady business operations, and significantly increase the number of our sales representatives and employees, we will seek strategic acquisitions and partnerships with small companies throughout the United States and Canada that have a similar business model as we do, to help our company expand beyond the Greater Toronto Area.  We believe that the benefit of these acquisitions and partnerships would be to provide us with localized management and access to subscribers and merchants that we might not otherwise reach.

Results of Operations for the three months ended August 31, 2013

Revenues

We have generated no revenue since our inception. We are a development stage company and there is no guarantee that we will be able to execute on our business. We have incurred losses since our inception.

Operating Expenses

We incurred operating expenses of $10,723 for the three months ended August 31, 2013. Our operating expenses for the three months ended August 31, 2013 consisted of professional fees in the amount of $8,394 and general and administrative expenses of $2,329.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with the implementation of our business and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

We incurred a net loss of $10,723 for the three months ended August 31, 2013.  We incurred a net loss of $21,802 for the period from April 10, 2013 (Inception) to August 31, 2013.

Liquidity and Capital Resources

As of August 31, 2013, we had total current assets of $6, consisting of cash. We had current liabilities of $16,633 as of August 31, 2013. Accordingly, we had working capital deficit of $16,627 as of August 31, 2013.

Operating activities used $1,948 in cash for the three months ended August 31, 2013. Our negative operating cash flow for August 31, 2013 was mainly a result of operating expenses.

As of August 31, 2013, we had $6 in cash. Until we are able to sustain our ongoing operations through revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

These financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $21,802 as of August 31, 2013 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

As of August 31, 2013, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended August 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Andrew Gaudet pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Andrew Gaudet pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perk International Inc.

Date:	November 1, 2013

By:	/s/ Andrew Gaudet
Andrew Gaudet
Title:	President, Chief Executive Officer, Chief Financial Officer and Director