Form 10-Q
period 2013-11-30
Perk International Inc.
filed 2014-01-13
CIK 1579717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2013

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
☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,000,000 shares as of December 20, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of November 30, 2013 and May 31, 2013 (unaudited);
F-2	Statements of Operations for the three and six months ended November 30, 2013, and period from April 10, 2013 (Inception) to November 30, 2013 (unaudited);
F-3	Statements of Cash Flows for the six months ended November 30, 2013, and period from April 10, 2013 (Inception) to November 30, 2013 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended November 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

PERK INTERNATIONAL INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	November 30, 2013 (unaudited)	May 31, 2013 (unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,575	$1,577

Other Assets
Website development, net	6,750	7,500

TOTAL ASSETS	$11,325	$9,077

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$14,560	$7,856
Shareholder loans	3,377	-
Total Liabilities	17,937	7,856

Stockholders’ Equity / (Deficit)
Common stock, $.0001 par value, 250,000,000 shares authorized, 45,000,000 shares issued and outstanding	4,500	4,500
Stock subscriptions payable	18,250	-
Additional paid in capital	7,800	7,800
Deficit accumulated during the development stage	(37,162)	(11,079)
Total Stockholders’ Equity / (Deficit)	(6,612)	1,221

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$11,325	$9,077

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND
FOR THE PERIOD FROM APRIL 10, 2013 (INCEPTION) TO NOVEMBER 30, 2013

	Three months ended November 30, 2013 (unaudited)	Six months ended November 30, 2013 (unaudited)	Period from April 10, 2013 (Inception) to November 30, 2013 (unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	10,938	19,331	29,687
Filing fees	3,634	5,467	6,170
Amortization	375	750	750
Bank charges	345	460	480
Interest expense	69	75	75
TOTAL OPERATING EXPENSES	15,361	26,083	37,162

NET LOSS BEFORE INCOME TAXES	(15,361)	(26,083)	(37,162)

PROVISION FOR INCOME TAXES			-

NET LOSS	$(15,361)	$(26,083)	$(37,162)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	45,000,000	45,000,000

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013 AND
FOR THE PERIOD FROM APRIL 10, 2013 (INCEPTION) TO NOVEMBER 30, 2013

	Six months ended November 30, 2013 (unaudited)	Period from April 10, 2013 (Inception) to November 30, 2013 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(26,083)	$(37,162)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	750	750
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	6,704	14,560
Net Cash Used in Operating Activities	(18,629)	(21,852)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs	-	(7,500)
Net Cash Used by Investing Activities	-	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	12,150
Proceeds from stock subscriptions	18,250	18,250
Contributed capital	-	150
Shareholder loans	3,377	3. 377
Net Cash Provided by Financing Activities	21,627	33,927

Net (Decrease) / Increase in Cash and Cash Equivalents	2,998	4,575
Cash and cash equivalents, beginning of period	1,577	-
Cash and cash equivalents, end of period	$4,575	$4,575

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2013
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
Perk International Inc. (“the Company” or “Perk”) was incorporated under the laws of the State of Nevada on April 10, 2013. The Company plans to become an e-commerce marketplace that connects merchants to consumers by offering daily discounts on goods and services through our website located at  www.usellisave.com . Our corporate headquarters are located at 2470 East 16th Street, Brooklyn, NY 11235, but we plan to launch our business throughout the Greater Toronto Area.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $4,575 and $1,577 of cash as of November 30, 2013 and May 31, 2013, respectively.

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
NOVEMBER 30, 2013
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2013.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses since inception resulting in an accumulated deficit of $37,162 as of November 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, and sales of common stock.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	November 30, 2013	May 31, 2013
Web site development costs	$7,500	$7,500
Legal fees	4,187	356
Accounting fees	2,000	-
SEC filing agent fees	798	-
Interest expense	75	-
Balance	$14,560	$7,856

PERK INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2013
(UNAUDITED)

NOTE 4 – SHAREHOLDER LOANS

In June 2013 and September 2013, a shareholder advanced the Company $377 and $3,000, respectively. The loans are unsecured, bears interest at 8% and are due in one year. The Company accrued interest expense of $75 on the outstanding balance as of November 30, 2013.

NOTE 5 – EQUITY

The Company has 250,000,000 shares of $0.0001 par value common stock authorized.

On April 30, 2013, the Company issued 45,000,000 shares of common stock to its founders at $0.00027 per share for cash proceeds of $12,150.

The founders also contributed $150 during the period ended May 31, 2013.

In November 2013, the Company received cash and subscription agreements for the sale of 18,250,000 shares of the Company’s common stock.  The shares have not been issued as of the date of this report and the consideration is carried as Stock Subscriptions Payable until such time as the shares are issued to the subscribers.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We also plan to begin the development of our mobile website and applications for smartphones and tablets within the next twelve months, and will begin to offer our Daily Deal whereby subscribers can receive exclusive, short-term deals via their mobile devices.

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

Results of Operations for the three months and six months ended November 30, 2013

Revenues

We have generated no revenue since our inception. We are a development stage company and there is no guarantee that we will be able to execute on our business. We have incurred losses since our inception.

Operating Expenses

We incurred operating expenses of $15,361 for the three months ended November 30, 2013. Our operating expenses for the three months ended November 30, 2013 consisted of professional fees in the amount of $10,938 and general and administrative expenses of $4,423

We incurred operating expenses of $26,083 for the six months ended November 30, 2013. Our operating expenses for the six months ended November 30, 2013 consisted of professional fees in the amount of $19,331 and general and administrative expenses of $6,752.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with the implementation of our business and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

We incurred a net loss of $15,361 and $26,083 for the three months and six months ended November 30, 2013, respectively.  We incurred a net loss of $37,162 for the period from April 10, 2013 (Inception) to November 30, 2013.

Liquidity and Capital Resources

As of November 30, 2013, we had total current assets of $4,575, consisting of cash. We had current liabilities of $17,937 as of November 30, 2013. Accordingly, we had working capital of $(13,362) as of November 30, 2013.

Operating activities used $18,629 in cash for the six months ended November 30, 2013. Our negative operating cash flow for November 30, 2013 was mainly a result of operating expenses.

Financing activities provided $21,627 in cash for the six months ended November 30, 2013.  Our positive cash flow for the six months ended November 30, 2013 was the result of proceeds from the sale of our common stock.

As of November 30, 2013, we had $4,575 in cash. Until we are able to sustain our ongoing operations through revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

These financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $37,162 as of November 30, 2013 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Off Balance Sheet Arrangements

As of November 30, 2013, there were no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending May 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended November 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults upon Senior Securities

None

Item 4.  Mine Safety Disclosures

N/A

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perk International Inc.

Date:	January 13, 2013

By:	/s/ Andrew Gaudet
Andrew Gaudet
Title:	President, Chief Executive Officer, Chief Financial Officer and Director