Form 10-Q
period 2014-02-28
Perk International Inc.
filed 2014-04-10
CIK 1579717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2014

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
☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 75,000,000 shares as of April 7, 2014.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of February 28, 2014 and May 31, 2013 (unaudited);
F-2	Statements of Operations for the three and nine months ended February 28, 2014, and period from April 10, 2013 (Inception) to February 28, 2014 (unaudited);
F-3	Statements of Cash Flows for the nine months ended February 28, 2014, and period from April 10, 2013 (Inception) to February 28, 2014 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 28, 2014 are not necessarily indicative of the results that can be expected for the full year.

PERK INTERNATIONAL INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 28, 2014 (unaudited)	May 31, 2013 (unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,884	$1,577

Other Assets
Website development, net	6,375	7,500

TOTAL ASSETS	$11,259	$9,077

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$15,943	$7,856
Shareholder loans	3,377	-
Total Liabilities	19,320	7,856

Stockholders’ Equity / (Deficit)
Common stock, $.0001 par value, 250,000,000 shares authorized, 75,000,000 and 45,000,000 shares issued and outstanding at February 28, 2014 and May 31, 2013, respectively	7,500	4,500
Additional paid in capital	34,800	7,800
Deficit accumulated during the development stage	(50,361)	(11,079)
Total Stockholders’ Equity / (Deficit)	(8,061)	1,221

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$11,259	$9,077

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND
FOR THE PERIOD FROM APRIL 10, 2013 (INCEPTION) TO FEBRUARY 28, 2014

	Three months ended February 28, 2014 (unaudited)	Nine months ended February 28, 2014 (unaudited)	Period from April 10, 2013 (Inception) to February 28, 2014 (unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	10,287	29,618	39,974
Filing fees	2,300	7,767	8,470
Amortization	375	1,125	1,125
Bank charges	170	630	650
Interest expense	67	142	142
TOTAL OPERATING EXPENSES	13,199	39,282	50,361

NET LOSS BEFORE INCOME TAXES	(13,199)	(39,282)	(50,361)

PROVISION FOR INCOME TAXES			-

NET LOSS	$(13,199)	$(39,282)	$(50,361)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	62,333,333	50,604,396

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014 AND
FOR THE PERIOD FROM APRIL 10, 2013 (INCEPTION) TO FEBRUARY 28, 2014

	Nine months ended February 28, 2014 (unaudited)	Period from April 10, 2013 (Inception) to February 28, 2014 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(39,282)	$(50,361)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	1,125	1,125
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	8,087	15,943
Net Cash Used in Operating Activities	(30,070)	(33,293)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs	-	(7,500)
Net Cash Used by Investing Activities	-	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	30,000	42,150
Contributed capital	-	150
Shareholder loans	3,377	3. 377
Net Cash Provided by Financing Activities	33,377	45,677

Net (Decrease) / Increase in Cash and Cash Equivalents	3,377	4,884
Cash and cash equivalents, beginning of period	1,577	-
Cash and cash equivalents, end of period	$4,884	$4,884

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2014
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

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $4,884 and $1,577 of cash as of February 28, 2014 and May 31, 2013, respectively.

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
FEBRUARY 28, 2014
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2014.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses since inception resulting in an accumulated deficit of $50,361 as of February 28, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, and sales of common stock.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	February 28, 2014	May 31, 2013
Web site development costs	$7,500	$7,500
Legal fees	5,974	356
Accounting fees	2,000	-
SEC filing agent fees	327	-
Interest expense	142	-
Balance	$15,943	$7,856

PERK INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(UNAUDITED)

NOTE 4 – SHAREHOLDER LOANS

In June 2013 and September 2013, a shareholder advanced the Company $377 and $3,000, respectively. The loans are unsecured, bear interest at 8% and are due in one year. The Company accrued interest expense of $142 on the outstanding balance as of February 28, 2014.

NOTE 5 – EQUITY

The Company has 250,000,000 shares of $0.0001 par value common stock authorized.

On April 30, 2013, the Company issued 45,000,000 shares of common stock to its founders at $0.00027 per share for cash proceeds of $12,150.

The founders also contributed $150 during the period ended May 31, 2013.

In November and December 2013, the Company received cash and subscription agreements for the sale of 30,000,000 units consisting of one share of the Company’s common stock, and, one warrant for the purchase of one share of the Company’s common stock at a purchase price of $0.25 per share and expiring on September 30, 2017 (the Warrants), for gross proceeds of $18,250.   The relative fair market value of the Warrants was $10,528 on the date of issuance.

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

NOTE 7 – SUBSEQUENT EVENTS

On April 3, 2014, the board of directors of the Company voted to modify the Warrants by changing the exercise price from $0.25 per share to $0.15 per share.  The fair market value of the revised warrants was $8,374 on April 4, 2014.

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

Results of Operations for the three months and nine months ended February 28, 2014

Revenues

We have generated no revenue since our inception. We are a development stage company and there is no guarantee that we will be able to execute on our business. We have incurred losses since our inception.

Operating Expenses

We incurred operating expenses of $13,199 for the three months ended February 28, 2014. Our operating expenses for the three months ended February 28, 2014 consisted of professional fees in the amount of $10287, SEC filing costs of $2,300, amortization of $375, bank fees of $375 and interest expense of $67.

We incurred operating expenses of $39,282 for the nine months ended February 28, 2014. Our operating expenses for the nine months ended February 28, 2014 consisted of professional fees in the amount of $29,618, SEC filing costs of $7,767, amortization of $1,125, bank fees of $630 and interest expense of $142.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with the implementation of our business and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Net Loss

We incurred a net loss of $13,199 and $39,282 for the three months and nine months ended February 28, 2014, respectively.  We incurred a net loss of $50,361 for the period from April 10, 2013 (Inception) to February 28, 2014.

Liquidity and Capital Resources

As of February 28, 2014, we had total current assets of $4,884, consisting of cash. We had current liabilities of $19,320 as of February 28, 2014. Accordingly, we had working capital of $(14,436) as of February 28, 2014.

Operating activities used $30,070 in cash for the nine months ended February 28, 2014. Our negative operating cash flow for February 28, 2014 was mainly a result of operating expenses.

Financing activities provided $33,377 in cash for the nine months ended February 28, 2014.  Our positive cash flow for the nine months ended February 28, 2014 was the result of proceeds from the sale of our common stock.

As of February 28, 2014, we had $4,884 in cash. Until we are able to sustain our ongoing operations through revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

These financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $50,361 as of February 28, 2014 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Off Balance Sheet Arrangements

As of February 28, 2014, there were no off balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended February 28, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Mine Safety Disclosures

N/A

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perk International Inc.

Date:	April 7, 2014

By:	/s/ Andrew Gaudet
Andrew Gaudet
Title:	President, Chief Executive Officer, Chief Financial Officer and Director