Form 10-K
period 2014-05-31
Perk International Inc.
filed 2014-09-09
CIK 1579717

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

Commission File No. 333-189540

PERK INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	46-2622704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2470 East 16th Street, Brooklyn, NY 11235

(Address of Principal Executive Offices)

(714) 344-0866

(Issuer’s telephone number)

N/A

(Former name, former address and former

fiscal year, if changed since last report)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
COMMON STOCK	OTC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

Aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of November 30, 2013 was $0.00, based on 0 shares at $0.00 per share. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates of the registrant. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of September 8, 2014 , the issuer had 75,066,666 shares of $0.001 par value Common Stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate and competition within our chosen industry. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to publicly announce revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

For a detailed description of factors that could cause actual results to differ materially from those expressed in any “forward-looking” statement, please see “Risk Factors” in this document.

In this Form 10-K references to “the Company”, “we,” “us,” and “our” refer to Perk International, Inc.

2

PART I

ITEM 1. BUSINESS

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

We are an Internet-based company that provides daily deals/coupons to consumers within the GTA. Our goal is to utilize the business models of companies such as Groupon® and Living Social® to design and develop a daily deal e-commerce company that will focus on consumer goods. Although there is a trend of slowing growth in daily deals purchases, which is discussed more fully in this Prospectus, we believe that with the right approach we will be able to enter and maintain a presence in this space.

We have completed development of our website www.usellisave.com.  We provide consumers with savings on consumer items, restaurant dining and consumer services. We believe that by linking consumers with merchants, our business model will benefit consumers and merchants within the GTA by creating savings for consumer families, stimulating the local economy.

We are currently a development stage company and to date we have recorded no revenue. Accordingly, our independent registered public accountants have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). Until such time that we are able to establish a consistent flow of revenues from our operations which is sufficient to sustain our operating needs, management intends to rely primarily upon equity or debt financing to supplement cash flows, if any, generated by our products and services.

Our fiscal year end is May 31.

Company Overview

Consumer spending on deal-a-day offers is poised to grow more than 35% to reach $3.9 billion in the US by 2015, according to a March 2011 forecast by BIA/Kelsey. While consumers may still be interested in great deals and enjoy purchasing them, dedicated deal operators are finding it tougher to grow profitably. Some analysts believe the industry is due for a shakeout in 2014. One difficulty is that a significant number of merchants have decided that running these offers does little to help the bottom line in the long run. Only 3% of businesses in one recent survey believe that the deals bring in repeat customers.

Shares of Groupon are down by nearly 80 percent since going public last year and, its competitor, Living Social, plans to lay off as many as 400 employees, after reporting a net loss of more than $560 million in the third quarter. Struggles among these leader companies have raised questions about the future of the daily deal strategy, and whether a company like ours can stay in business.

In light of these concerns, we anticipate having difficulties achieving and sustaining our business model. We believe there is a low barrier to entry for this business model. All a potential competitor needs is an innovative idea and a list of subscribers and marketers to begin churning out deals. As a result, numerous deals companies entered the space, the market became overcrowded, the deals redundant, and merchants grew frustrated once they realized that offering a deal doesn’t necessarily help their business.

Analysts believe that daily deal companies will not fade away, but they will need to evolve to stay in business.  We plan to enter the Greater Toronto market with daily deals, and attempt to employ the following strategies to compete and survive in this space:

1.	Offer deals that stand out. Instead of offering the constant barrage of discounts on random products and services, we will attempt to offer deals that encourage customers to try new things.

2.	Find other ways to make money. In the long run, after we have set up our website and have begun offering daily deals, we will need to learn to monetize in other ways, such as leveraging data that we have collected or building partnerships with successful merchants. For example, we could partner with merchants by offering coupons and promotional offers.

3.	Realize who your customer is. In reality, the merchants are the customers. In order to survive, the daily deals have to pay off for merchants. To pay off, merchants need new customers and deals need to focus on that effort. For instance, we could advertise real-time, hyper-local deals on lunch and dinner spots. New restaurants in the Greater Toronto area should prefer to offer discounted meals when the seats at their restaurants are empty. Once patrons know of the restaurant and enjoy the meal, they are more likely to be repeat customers.

4.	Be scalable. We will have to acquire a lot of customers to attract merchants. The deals that merchants offer are deeply discounted deals, so to maintain merchants our customers will have to be repeat customers and the more customers we have the more likely merchants will see that result.

Our two officers and directors have only recently become interested in creating an Internet-based company, and do not have any professional training or technical credentials in the development and maintenance of websites or a daily/weekly coupon website company. Nevertheless, Mr. Gaudet has several years of management experience and intends to devote a significant amount of time and effort to our business. He is in charge of overseeing all development strategies, supervising any and all future personnel, including any consultants or contractors that we will engage to assist in developing our website platform and the establishment of our future sales team.   Mr. Golden has money years of experience as an accountant and tax preparer.  Mr. Golden will be responsible for maintaining the company’s financial records.

To this end, we have already retained a qualified website developer on a contract basis to build the website platform that we envision. Once we are able to develop our proposed website platform, we will initially provide consumers with savings and help families discover new things to do, see, eat, and buy within the Greater Toronto Area.

Current Operations

Since inception, our operations have consisted of the incorporation of our Company in the State of Nevada, the organization of our business and the design of our web page and business model.  We have conducted Internet research of the online deal-a-day industry to determine whether our business plan can become a viable and profitable business as we move forward.

We have written an extensive business plan in which we have identified several potential merchants in the local community whose products and services we intend to offer discounts and deals on and have determined the types of products which we intend to offer through our proposed website platform.  Further, we have enlisted the services of a web developer to design our company logo and initial mockups of our proposed website. The full scope of the products we intend to offer is mapped out in our “Products and Services” section below.

Industry Overview and Market Opportunity

We will attempt to gain market share in the daily deal e-commerce industry. As the Internet continues to change the way that people shop for products and services, we believe there is enormous potential for developing an Internet-based company. We have considered the slowing trend of the industry, but we believe with the right approach, we will be able to enter and maintain a presence in this space. Companies in this industry generally operate using the same essential equation to produce revenue:

Daily Reach    X    Deal Quality    =     Revenue

Within this simple equation, Daily Reach is defined as the number of people that view your daily deals each day. Deal Quality is defined as the value a consumer sees in a given deal. We intend to utilize many of the same features that the larger industry leaders use in order to enhance Daily Reach and Deal Quality.

We intend for our first market to be located around the Greater Toronto Area.  We feel that there is a large population of families in this area to successfully launch and beta test our proposed website.

Consumers will be able to subscribe to our proposed website by visiting us at www.usellisave.com and registering with us.  Registration is a one-step process where the consumer simply provides us with their e-mail address where we can send our offers.  We intend to help consumers save money by offering subscribers to our website daily deal coupons from merchants in the local community as well as specialty products and services that we intend to sell online.  Our services will also be beneficial to the merchants because we will be driving consumers to their businesses.  The main business sectors which we feel will benefit the most from our proposed platform and which we intend to offer our daily deals from, are as follows:

Within these business sectors, we plan to target families in the Greater Toronto Area.  Our strategy will be to will capitalize on family-oriented deals. Family-oriented deals refer to those deals for products and services that we believe are suitable and content-appropriate for all members of the average family and that are designed for family members to use and enjoy together with the following types of products and services: restaurant deals, spa and health club deals, consumer electronic deals, cash wash deals, hotel and resort packages, winery tours, music and theatrical events.

As we grow over time and collect a large backlog of deals to offer, we may begin to feature multiple deals per city per day, which will be matched to different types of subscribers based on their personal preferences. We intend to set our future products apart from the competition by offering higher payouts to merchants.

For each completed transaction, 70% of the revenue will be distributed to the merchant and 30% of the revenue will be distributed to us.

This payout structure will be the same for each deal. Accordingly, we will adjust the purchase price of each deal to cover the respective amounts to be paid to the merchant and to us. As a result, the purchase price of a deal may be higher than what a consumer may be willing to pay.  This could affect our ability to sell our intended deals, acquire large numbers of subscribers, gain market acceptance of our products and services or become profitable in the near future.

An example of a typical www.usellisave.com Daily payout will be as follows:

●

$25 for $50 worth of products or services.  Here, the consumer will receive a 50% discount.  For each deal that we intend to offer, the percentage discount to the consumer will range from 50 – 90% off the retail value, to be determined by the merchants based on their in-house costs.

●	Of the $25 paid by the consumer, 70% ($17.50) will be distributed to the merchant and 30% ($7.50) will be distributed to us.

According to our industry research, most daily deal companies offer 50% of the revenue to the merchant and retain 50% for their own company. http://www.cnbc.com/id/49092709 . We believe that by offering a higher payout structure to our merchants we will be able to break into the industry faster and obtain a larger share of the market more quickly. We believe that our higher payout structure will entice merchants to provide us with top quality deals, thus enhancing the value of our proposed products.  However, it is unknown at this time if the large percentage of revenue that we intend to offer merchants will limit our ability to generate substantial revenues.  This may prevent us from operating profitably; if we are unable to operate profitably, we may be forced to cease all business operations.

We intend to use a portion of the 30% to cover our business operating expenses and other costs associated with offering the deal.  After these expenses have been deducted from the 30%, the remaining net profits will be distributed evenly between the sales representatives, who are our officers at the present time, and our company.

As of the date of this filing, we have not acquired a subscriber or merchant base.  We intend to attract subscribers and merchants to our proposed website through our marketing plan, as outlined below in the section entitled “ Marketing and Distribution Strategy ”, which shall include word-of-mouth advertising and a marketing campaign. We will seek to attract merchants by advertising our payout structure whereby 70% of the revenue generated from consumer purchases will be distributed to the merchant.  Initially, we do not intend to offer any other incentives to merchants until our business operations become profitable.

Plan of Operations, Growth Strategy and Anticipated Milestones

Until the Offering is complete, we will continue to research and develop our business model so that when we are able to raise funds from the sale of our securities, we will be ready to proceed with our plan of operations.  After the completion of this Offering, if the maximum amount of funds is generated, we believe that we will have enough proceeds to fund our plan of operations for up to twelve months.  Our business operations will be divided into the following core functions to address the needs of our merchants and subscribers.

Website Development.  The first step in realizing our business model is the design and development of our intended website platform. We have already contracted a website developer to build a custom daily deal website, as well as an in-depth back-end to our website that will allow us to store and view details about every merchant and subscriber easily upload new deals, track sales and much more. Our intended website platform will be developed based off of the initial design mockups that we have developed with the help of a designer.  The website developer that we have engaged will also integrate an e-commerce platform into our website to process credit cards and post payments to different accounts.  Our website will be hosted by a website hosting company that will host our website and applications, as well as our back-end development and analytical platform.  We have not yet secured website hosting to host our website, however, we do not foresee any problems in obtaining hosting prior to the launch of our intended website.

Once we establish a consistent revenue flow, we plan to devote a substantial portion of our resources to developing new technologies and features and improving our core technologies. We will employ an information technology team that will focus on the design and development of new features and products, maintenance of our website and development and maintenance of our internal operational systems. Eventually, we would also like our technicians to develop advanced technology to improve the experience we offer to subscribers and merchants and to increase the efficiency of our business operations.

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

Growth Strategy

We hope to become an integral part of the lives of local families. We would like our website to be used on a daily basis by families that are looking to save money on quality goods and services in their local communities. The core functions of our company will ultimately work together to produce the key elements of our growth strategy. We feel that the key elements to our growth will be:

●	Grow our subscriber base.
●	Grow the number of merchants we feature.
●	Increase the number and variety of our products.
●	Expand our business beyond our initial target market in the Greater Toronto Area.
●	Expand our business through strategic acquisitions and partnerships.

Significant Milestones

As a development stage company, we have set significant milestones over the next twelve months that we hope to achieve to guide the development and growth of our company.  They are as follows:

●	Website Development – Target time frame: November 2013 We have hired a website developer to rework our initial mockups of our website which will initially be designed for our Daily product only. We have spent $7,500 for the development of our daily deal website.

●

Hire a Sales Representative(s) – Target time frame:  Immediate. Mr. Gaudet is our sales representative. We will utilize our sales representative to solicit to local merchants and obtain daily deals that will be used when our website is launched.

●

Launch Website – Target time frame: June 2014. We launched our website in June 2014 and currently have a backlog of at least 10 daily offers from merchants before we launch our website. The first month following the launch of our website will provide us with the beta testing of our website needed to work out any bugs that may be apparent in the coding of our website or payment platform.

●

Hire Marketing Firm – Target time frame: October 2014. We will hire a marketing firm full-time to develop an advertising campaign for our products in all the Greater Toronto Area. Our marketing campaign will focus on helping families save money on goods and services available in their local communities.  If 100% or 75% of the offered Units are sold under this Offering, we will budget $1,000-$2,500 for a marketing firm to market our products for a period of approximately eight months. We believe that eight months will be a sufficient amount of time to build www.usellisave.com into a trusted and recognizable brand.

●	Launch National – Target time frame: December 2014. Once traffic on our website begins to increase and the number of our subscribers increases, which we anticipate will happen 1-2 months after the initial launch of our website, we plan to offer our National Daily Deal product which will require our sales representative(s) to expand outside of the local community to contact and secure deals from national merchants.

●

Mobile Website, Mobile and Tablet Applications and Deals on the Go – Target time frame: Q1 2015 After the launch of our National Daily Deal product, we will begin the development of our mobile website and applications for smartphones and tablets, and will begin to offer our Daily Deal whereby subscribers can receive exclusive, short-term deals via their mobile devices.

●

Grow to Number of Subscribers – Target time frame: Summer of 2015. We believe that with the help of the professional marketing firm we intend to engage, we will obtain subscribers after 3 to 4 months of Web marketing within the Greater Toronto Area.

●	Seek Strategic Acquisitions and Partnerships – Target time frame: Q3 of 2015 If we are able to generate significant revenue, maintain steady business operations, and significantly increase the number of our sales representatives and employees, we will seek strategic acquisitions and partnerships with small companies throughout the United States and Canada that have a similar business model as we do, to help our company expand beyond the Greater Toronto Area. We believe that the benefit of these acquisitions and partnerships would be to provide us with localized management and access to subscribers and merchants that we might not otherwise reach.

Marketing and Distribution Strategy

We plan to grow our subscriber base and merchant base through marketing initiatives and by word-of-mouth advertising.  After we have beta tested our website, we plan to employ a marketing firm full-time to initiate an advertising campaign for our products throughout The Greater Toronto Area. We hope to employ all forms of marketing during the campaign and to develop innovative ways to market our Company. Offline marketing tools may include traditional television, billboard or radio advertisements.  Online marketing may consist of search engine optimization, display advertisements, referral programs and affiliate marketing.

We plan to distribute our daily deals through our website, daily e-mails to all of our subscribers, social networks, and applications for smartphones and tablets that we intend to create.

www.usellisave.com Website.   Visitors to our website will be prompted to register as a subscriber when they first visit our website. We believe that the simplicity of the registration process and the immediate access to our daily deals will grow our subscriber base significantly, and thereafter subscribers will use our website as a portal for viewing and purchasing our featured Daily Deals.

E-mail.  The daily e-mails to our subscribers will contain one featured Daily deals with a description of the deal being offered and a link to our website where the subscriber can learn more about the deal and purchase it directly.

Social Networks.  We intend to advertise our daily deals through several social networks including Facebook, Google and more.  Due to the ever-increasing popularity of social networks, we feel that advertising via social networks will significantly increase our daily reach to current and potential subscribers and raise awareness of our brand name and mission to promote family values and goodwill.

Google Key Words. Google Key Words is one of the most popular ways to optimize a website for search engines. It is to target specific keywords so that when people search for them, your website shows up as the primary result. There are several ways we will optimize this.

Search by keyword. Using Google's keyword tool, you can enter specific keywords that you want to analyze into the text box labeled "Word or Phrase." For example, if your business involves coaching others on writing, you might want to analyze the "best writing coach" keyword. You can enter multiple keywords to compare them simultaneously.

Search by URL. With Google's keyword tool, you can enter the URL of a website and have the keyword tool extract keywords from that website. You can use this option to search your competitors' websites for keyword ideas and analysis.

Look for keywords that are narrow, not broad. More specifically, keywords that have between 3,000 and 30,000 global monthly searches are the best to target. These keywords are searched frequently enough to bring in a good amount of traffic, but not so frequently that you will have too much competition.

Applications for Smartphones and Tablets. We intend to develop downloadable applications for smartphones and tablets from which subscribers will be able to access our daily deals.  Our applications will be engineered to be compatible with iPhone, Android, Blackberry and Windows mobile operating systems.

Return Policy

We intend to develop terms and conditions, including a return policy, as are customary for the type of business we engage in. Presently, we do not have any written and approved terms and conditions for sales of merchant products obtained by our daily deals. Before we fully launch our website, however, we intend to have those policies set in place.

Although we do not have a stated policy, we are considering the following written policy on returns and that format may prove acceptable. We can offer no assurance, however, that this will be the policy we eventually adopt at the time we launch our website.

30-Day Money-Back Guarantee

We offer a “30-Day Money-Back Guarantee” (Guaranteed Period). This guarantee covers the amount you paid for a Voucher (Payment) for a 30 day period following the date of your original purchase, provided the Voucher has not been redeemed and/or the Voucher expiration date has not lapsed.

Post 30 Day Returns

After the Guaranteed Period, except as expressly provided below, no refunds, cash back, or credit will be issued for your Payment or for the Promotional Value of any Voucher, unless required by applicable state law. No refunds, cash back, or credit will be issued at any time for the Payment or Promotional Value of any partially used Voucher, unless otherwise required by applicable state law.

Exceptions

If it’s been more than 30 days since purchase and the merchant closes up shop prior to the expiration date of the Voucher, we will refund the full amount you paid for the Voucher.

If the merchant fails to, or refuses to honor the Voucher, prior to the expiration date of the Voucher, we will refund you the full amount you paid for the Voucher.

Please be sure to review the Terms of Service you agreed to when purchasing your Voucher.

Competition

Due to the success of companies such as Groupon and Living Social, a number of competing daily deal websites have emerged attempting to replicate the same or similar business model. Our major national competitors will be Groupon, Living Social, Facebook, Google and BuyWithMe. These competitors offer substantially the same or similar products as those that we intend to offer, yet on a larger and more widespread scale. We will also compete with emerging companies, just like us, that are focused on special merchant categories or markets.  Offline competitors will include newspapers, magazines and other businesses that offer coupons and discounts on products and services in our targeted market in The Greater Toronto Area or nationwide.

Many of our current and potential competitors have longer operating histories, greater name recognition, significantly greater financial, technical, marketing and other resources, and larger subscriber and merchant bases than we do.   As a result, these competitors may engage in more extensive research and development efforts, undertake farther-reaching marketing campaigns, and adopt more aggressive pricing policies than us. These factors may allow our competitors to generate greater revenues with fewer costs, respond more quickly to new or emerging trends and changes in subscriber requirements, or achieve greater market acceptance of their products than we can.

We believe that one of our competitive strengths is our focus on the niche market of family-oriented merchants who will offer money-saving discounts on products and services designed for families and children.  There are several online companies that offer similar products or that have a similar business model as our intended business, however, we are not aware of other national or local companies in The Greater Toronto Area that are focused on this specific market.

Government Regulations

Our website, applications and other online content are subject to government regulation of the Internet in many areas, including user privacy, telecommunications, libel, data protection, consumer protection, intellectual property, advertising, taxation, and e-commerce. The application of these laws and regulations to our business is often unclear and sometimes may conflict. It may take years to determine whether and how existing laws governing those areas apply to the Internet and to our company, as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce.  Nonetheless, laws and regulations directly applicable to Internet communications, e-commerce and advertising are becoming more prevalent and due to the increasing popularity and use of the Internet, it is likely that additional laws and regulations will be adopted.  Further, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online.  Compliance with these laws and regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we stop the alleged noncompliant activity, either of which would substantially harm our business.

Further, there are a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection and many states have passed laws that require notifications to be sent to subscribers when there is a security breach of personal data. The interpretation and application of current laws regarding data protection are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data and disclosure practices, which could have an adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Further, the federal Credit Card Accountability, Responsibility and Disclosure Act of 2009 (“CARD Act”), as well as the laws of most states, contain provisions governing product terms and conditions of gift cards, gift certificates, stored value or pre-paid cards or coupons ("gift cards"), such as provisions prohibiting or limiting the use of expiration dates on gift cards or the amount of fees charged in connection with gift cards, or requiring specific disclosures on or in connection with gift cards. Our proposed products will generally fall into the category of "gift cards" in many of these laws. However, the CARD Act and a number of states provide exemptions or modifications from these provisions for gift cards that are issued as part of a promotion or promotional program. If our proposed products are subject to the CARD Act, and are not included in the exemptions or modifications for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the deal, or the promotional value, which is the add-on value of the deal in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the deal was issued; (ii) the deal’s stated expiration date (if any); or (iii) a later date provided by applicable state law. In addition, regardless of whether an exemption or modification for our proposed products applies under the CARD Act, in those states that prohibit or otherwise restrict expiration dates on gift cards and that do not have exemptions that apply to the purchase value or the promotional value, or both, we may be required to honor the full offer value (the total of purchase value and promotional value) until redeemed. Our terms of use and agreements with our merchants will require merchants to continue to honor unredeemed deals that are past the stated expiration date of the promotional value of the deal to the extent required under the applicable law.

 In addition, some states also include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations. We may have to remit funds to the government relating to unredeemed deals under these laws. The analysis of the potential application of the unclaimed and abandoned property laws to our proposed products is be complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with subscribers and merchants and our future role as it relates to the issuance and delivery of our products.

We plan to apply for an Ontario business license and obtain an HST number in order to pay Ontario sales tax.

EMPLOYEES

As of the date of this filing, we have no full-time employees. We currently rely on our two officers and directors, Andrew Gaudet and Leon Golden, to manage all aspects of our business. Mr. Gaudet devotes approximately 30-40 hours per week to our company and Mr. Golden devotes 20 hours per week. We intend to increase the number of our employees and consultants to meet our needs as we grow.

See Item 10, Directors, Executive Officers and Corporate Governance.

AVAILABLE INFORMATION - REPORTS TO SECURITY HOLDERS

Our website address is www.virtusoilandgas.com. Except as otherwise provided herein, the contents of our website are not a part of this report. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file those materials with, or furnish those materials to, the SEC. These filings are also available to the public at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves a high degree of risk. In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and our business. We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. If you decide to buy our Common Stock, you should be able to afford a complete loss of your investment.

RISKS RELATED TO OUR BUSINESS:

There is substantial doubt as to whether we will continue operations. If we discontinue operations, we will go out of business, and you could lose your investment.

Our independent accountant's report to our audited financial statements for the period ended May 31, 2014 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

The Company is a start-up or development stage company with a history of operating losses, and we expect to continue to realize losses in the near future, so an investment in Perk International, Inc. is considered a high risk investment whereby you could lose your entire investment. The Company currently has no operations that are producing revenue, and currently relies on investments by third parties to fund its business.  Even when the Company begins to generate revenues from operations, the Company may not become profitable or be able to sustain profitability.

RISKS RELATED TO OUR FINANCIAL CONDITION

If we do not obtain additional financing, our business expansion plans will be delayed and we may not achieve profitable operations.

We may not realize sufficient proceeds from this Offering to further business development, or to provide adequate cash flow for planned business activities. At May 31, 2014 we had cash on hand of $23 and accumulated a deficit of $72,384. We have not generated any revenue from our operations to date. At this rate, we expect that we will not be able to continue operations without obtaining additional funding or beginning to generate revenue. Accordingly, we anticipate that additional funding will be needed for general administrative expenses, business development, marketing costs and support materials.

We do not currently have any arrangements for financing and our obtaining additional financing will be subject to a number of factors, including general market conditions, investor acceptance of our plan of operations and initial results from our business operations.  There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us. Failure to raise additional financing will cause us to go out of business. If this happens, you could lose all or part of your investment.

If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

We are a development stage company with a limited operating history and may never be able to carry out our plan of operations or achieve any significant revenues or profitability.  At this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise, and we have not generated any revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small emerging growth company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to fully meet our expenses and totally support our anticipated activities. Any profitability in the future from our business will be dependent upon the successful development, marketing and sales of our proposed website platform and future products. Accordingly, we may not be able to successfully carry out our plan of operations and any investor may lose their entire investment.

There is substantial doubt about our ability to continue as a going concern.

At May 31, 2014, we have not generated revenue, have no certainty of earning revenues in the future, and has a working capital deficit and an accumulated deficit of $72,384 since inception. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include general economic conditions, market acceptance of our future website platform, proposed products and competitive efforts. Due to these factors, we cannot anticipate with any degree of certainty what our revenues will be in future periods. As such, our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. You should consider our independent registered public accountant’s comments when determining if an investment our company is suitable.

RISKS RELATED TO SHELL COMPANY STATUS

Because we are a “shell company” under applicable securities rules, investors may not be able to rely on resale exemptions provided by Rule 144 of the Securities Act. As a result, investors may not be able to resell our shares and could lose their entire investment.

We are a “shell company” under Rule 405 of Regulation C of the Securities Act. A “shell company” is a company with either no or nominal operations or assets, or assets consisting solely of cash and cash equivalents. As a result, our investors are not allowed to rely on Rule 144 of the Securities Act for a period of twelve month from the date that we cease to be a shell company. Because investors may not be able to rely on an exemption for the resale of their shares other than Rule 144, and there is no guarantee that we will cease to be a shell company, they may not be able to re-sell our shares in the future and could lose their entire investment as a result.

Because we are a “shell company” under applicable securities rules, we are subject to additional disclosure requirements if we acquire or dispose of significant assets in the course of our business or we undergo a change in control. We will incur additional costs meeting these requirements, which will adversely impact our financial performance and, therefore, the value of your investment.

Because we are a “shell company” under Rule 405 of Regulation C of the Securities Act, we are subject to additional disclosure requirements if we entered into a transaction which results in a significant acquisition or disposition of assets or a change of control. In such a situation, we must provide prospectus-level, detailed disclosure regarding the transaction, as well as detailed financial information, as may be required by applicable rules. In order to comply with these requirements, we will incur additional legal and accounting costs, which will adversely impact our results of operations. As a result, the value of an investment in our shares may decline as a result of these additional costs.

Because we are a “shell company” under applicable securities rules, we are subject to additional disclosure requirements if we acquire or dispose of significant assets in the course of our business or we undergo a change in control. We will incur additional costs meeting these requirements, which will adversely impact our financial performance and, therefore, the value of your investment.

Because we are a “shell company” under Rule 405 of Regulation C of the Securities Act, we are subject to additional disclosure requirements if we entered into a transaction which results in a significant acquisition or disposition of assets or a change of control. In such a situation, we must provide prospectus-level, detailed disclosure regarding the transaction, as well as detailed financial information, as may be required by applicable rules. In order to comply with these requirements, we will incur additional legal and accounting costs, which will adversely impact our results of operations. As a result, the value of an investment in our shares may decline as a result of these additional costs.

RISKS RELATED TO OUR MANAGEMENT AND CONTROL PERSONS

Because Andrew Gaudet and Leon Golden currently own 66.6% of our outstanding Common Stock equally between themselves, investors may find that corporate decisions influenced by Mr. Gaudet and Mr. Golden are inconsistent with the best interests of other stockholders.

Mr. Gaudet and Mr. Golden, our two officers and directors, currently own 66.6% of the outstanding shares of our Common Stock equally between themselves. Accordingly, Mr. Gaudet and Mr. Golden will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. While we have no current plans with regard to any merger, consolidation or sale of substantially all of our assets, the interests of Mr. Gaudet and Mr. Golden may still differ from the interests of the other stockholders.

Key management personnel may leave us, which could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of our CEO, President and Chief Financial Officer because of the time and effort that they devote to us. They are in charge of overseeing all development strategies, supervising any/all future personnel, including any consultants or contractors that we will engage to assist in developing our website platform, and the establishment of our future sales team. Their loss, or other key personnel in the future, could have a material adverse effect on our business, financial condition and results of operations. We do not maintain “key person” life insurance on our officers, directors or key employees. Our success will depend on the performance of Mr. Gaudet and Mr. Golden and our ability to attract and motivate other key personnel.

Presently, our President and Chief Financial Officer have other outside activities and as such they are not devoting all of their time to us, which may result in periodic interruptions or business failure.

Our two officers and directors, Mr. Gaudet and Mr. Golden, have other outside activities and as such, they are not devoting all of their time to us, which could cause our business to fail.   Mr. Gaudet’s committed to devote approximately 30 to 40 hours per week to our operations. Mr. Golden will also provide up to 20 hours per week to our operations. Our operations may be sporadic and occur at times when Mr. Gaudet and Mr. Golden are unavailable, which may lead to the periodic interruption in the implementation of our business plan. Such delays could have a significant negative effect on the success of the business.

The lack of public company experience of our two officers and directors could adversely impact our ability to comply with the reporting requirements of U.S. Securities laws.

Our two officers and directors, Mr. Andrew Gaudet and Mr. Golden, have no experience managing a public company, which could adversely impact our ability to comply with legal, regulatory, and reporting requirements of U.S. Securities laws.  Our management may not be able to implement programs and policies in an effective and timely manner to adequately respond to such legal, regulatory and reporting requirements, including the establishment and maintenance of internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, which are necessary to maintain public company status. If we were to fail to fulfill those obligations, our ability to operate as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company. Our ability to operate successfully may depend on our ability to attract and retain qualified personnel with appropriate experience in the management of a public company.  Our ability to find and retain qualified personnel on our terms and budget may be very limited.

RISKS RELATED TO OUR BUSINESS

The daily deal website industry has experienced rapid growth over a short period of time, and it is uncertain whether this market will continue to develop or whether it can be maintained. If we are unable to successfully respond to changes in the market, our business could be harmed.

Our industry has grown rapidly as merchants and consumers have increasingly used the Internet marketplace. Further, the daily deal website industry is relatively new and with the success of companies like Groupon and Living Social, has seen a flood of new participants seeking to enter this space. Accordingly, given the limited history, it is difficult to predict whether this market will continue to grow or whether it can be maintained. It is foreseeable that merchants or subscribers could broadly determine that they no longer believe in the value of our proposed products. If this occurs we could see a substantial negative effect upon the market. Our success will depend on our ability to adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed.

If we fail to acquire subscribers to purchase our proposed products, our business will be significantly harmed.

We must acquire subscribers to purchase our proposed products in order to generate revenue and achieve profitability. We cannot assure you that any revenue that we may generate will ultimately exceed the costs involved with acquiring new subscribers. If subscribers do not perceive our offers to be of high value and quality or if we fail to introduce new deals or deals customized to our subscribers’ interests, we may not be able to acquire or retain subscribers.

We believe that many of our new subscribers will originate from word-of-mouth and non-paid referrals from existing subscribers, and therefore we must ensure that our existing subscribers remain satisfied and loyal to our company in order to continue receiving those referrals. Once we establish a subscriber base, if our efforts to satisfy our established subscribers are not successful, we may not be able to acquire new subscribers in sufficient numbers to continue to grow our business or we may be required to incur significantly higher marketing expenses in order to acquire new subscribers. A decline in the number of subscribers or subscriber satisfaction would have an adverse effect on our business, financial condition and results of operations.

Our business model may limit our ability to generate significant revenues and to operate profitably, which could cause us to cease all operations.

Our business model may not be sufficiently designed to withstand competition from larger, more established daily deal companies because, compared to our competitors, we will offer merchants a larger percentage of revenue generated from our business.   Within our business model, for each completed transaction, 70% of the revenue will be distributed to the merchant and 30% of the revenue will be distributed to us. Of the 30% distributed to us, we will deduct a pro rata portion (based on the purchase price of the deal) of our overall business operating expenses and the costs associated with offering the deal, not to exceed 20% of the revenue received from the transaction.  Such operating expenses and costs will include our marketing costs, wages, consulting fees, costs associated with establishing and maintaining our website, and general and administrative costs.

If we are unable to maintain favorable terms with our merchants, our expected profits may be adversely affected.

The success of our business depends in part on our ability to retain and increase the number of merchants who use our proposed website or applications. When a merchant partners with us to offer a deal for its products or services, that merchant will receive seventy percent (70%) of the revenue from each product or service sold. If our merchants decide that utilizing our website or applications does not provide an effective means of attracting customers or selling their goods and services, they may demand a higher percentage of the revenue from each product sold or discontinue using our services, either of which would adversely affect our profits.

If our merchants do not meet the needs and expectations of our subscribers, our business could suffer.

Our business will depend on having a reputation for providing high-quality deals from highly rated merchants in the local community; as a result, our brand name and reputation may be harmed by actions taken by merchants that are beyond our control. Any shortcomings of any of our merchants, particularly with respect to the quality or value of the deal offered, may be mistakenly attributed to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and subscriber sentiment generated as a result of fraudulent or deceptive conduct by our merchants could damage our reputation, reduce our ability to attract new subscribers or retain our current subscribers, and diminish the value of our brand.

Our business is highly competitive which presents an ongoing threat to the success of our business.

We expect competition in e-commerce, generally, and daily deal websites, in particular, to continue to increase because there are no significant barriers to entry into this market. Recently, a substantial number of daily deal websites have emerged nationally. In addition to these new competitors, we expect to compete against large Internet and technology-based businesses, such as Facebook®, Google® and Microsoft®, each of which has launched initiatives which are directly competitive to our business. We also expect to compete against other Internet websites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. We will also compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies who provide coupons and discounts on products and services.

Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger subscriber bases than we do. These factors may allow our competitors to benefit from their existing subscriber base with lower customer acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger subscriber bases or generate revenue from their subscriber bases more effectively than we do. Our competitors may offer deals that are similar to the deals we offer or that achieve greater market acceptance than the deals we offer. This could scare subscribers away from our website, reduce our market share and adversely impact our expected gross profit.

We cannot assure you that we will be able to manage our growth effectively.

We plan to experience growth in demand for our future products once we are able to launch our proposed website platform. We expect our number of employees, subscribers and merchants to increase significantly once we launch our platform, and we expect our growth to continue for the foreseeable future. The growth and expansion of our business and product offerings could place significant demands on our management and our operational and financial resources. We will need to manage multiple relations with various merchants, subscribers, website developers and other third parties. To effectively manage our growth, we will need to continually implement operational plans and strategies, improve and expand our infrastructure of people and information systems, and train and manage our employee base. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

The implementation of the CARD Act and similar state laws may harm our business and results of operations.

Our intended products may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act and similar state laws governing such matters. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, if our intended products are subject to the CARD Act, it is possible that the purchase value, which is the amount equal to the price paid for a Daily Deal, for example, or the promotional value, which is the add-on value of the Daily Deal in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the Daily Deal was issued; (ii) the Daily Deal's stated expiration date (if any); or (iii) a later date provided by applicable state law. In the event that it is determined that our intended products are subject to the CARD Act or any similar state law or regulation, our liabilities with respect to unredeemed deals may be materially higher than the amounts shown in our future financial statements and we may be subject to additional fines and penalties. In addition, if federal or state laws require that the face value of our future offered deals have a minimum expiration period beyond the period desired by a merchant for its promotional program, or no expiration period, this may affect the willingness of merchants to issue deals through our website or applications in jurisdictions where these laws apply, which could have a material negative impact upon our business.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We will be subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce, including the e-commerce marketplace that we intend to create through our website. These regulations and laws may involve taxation, tariffs, subscriber privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing or future laws governing such issues will affect the Internet, e-commerce or our business.  Failure to comply with these laws and regulations could result in substantial fines or suspension of our operations, which would substantially harm our business and financial results.

New tax treatment of companies engaged in Internet commerce may adversely affect the use of our proposed website and products and harm our business operations.

Due to the global nature of the Internet, it is possible that various states and Provinces might attempt to regulate our transactions or levy sales, income or other taxes relating to our activities. Tax authorities at the federal, state, Provincial and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised federal, state or local tax regulations may subject us or our subscribers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

Failure to comply with existing federal, state and Provincial privacy laws and regulations, or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal, state and Provincial laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal and state legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention on the capture and use of location-based information relating to users of smartphones and other mobile devices. We intend to post privacy policies and practices concerning the collection, use and disclosure of subscriber data on our website and future products. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others, or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of subscribers or merchants and adversely affect our business.

The success of our business will depend on our ability to develop a website platform capable of sustaining rapid growth and development; any significant disruption in service on our website or applications could result in a loss of subscribers or merchants.

Subscribers will access our deals through our proposed website and applications for mobile devices and tablets. Our reputation and ability to acquire, retain and serve our subscribers will be dependent upon the reliable performance of our website and applications and the underlying network infrastructure. As our subscriber base and the amount of information shared on our website and applications begin to grow, we will need an increasing amount of network capacity and computing power. We intend to employ an information technology team to handle the traffic to our website and applications. The operation of these systems will be expensive and complex and could result in operational failures. In the event that our subscriber base or the amount of traffic to our website and applications grows more quickly than anticipated, we may be required to incur significant additional costs for the repair or maintenance of our infrastructure and the hiring of additional technical personnel. Interruptions in our systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or performance of our website and applications, prevent our subscribers from accessing our website or applications and as a result, significantly harm our business.

Our company will rely entirely on online commerce to conduct secure sales transactions over the Internet. Outdated technologies, security breaches to our systems, or problems with our Internet infrastructure could cause interruptions to our business, impact our reputation with customers and harm our operating results.

Our Company will rely entirely on online commerce to offer our proposed products and services.  Online commerce is rapidly evolving and a fundamental aspect of our business will be our ability to keep up with these changes.  If we fail to respond to technological changes or to adequately maintain, upgrade or develop our proposed website platform and the systems used to process subscribers’ purchases, we will not be able to keep up with the rapid growth of online commerce and our business could fail.  Further, a fundamental requirement for online commerce is the secure transmission of confidential information over public networks.  Our proposed website platform will store and transmit merchants’ and subscribers’ information, some of which may be private, and security breaches or glitches in our Internet infrastructure could expose us to a risk of loss of this information and result in potential liability and litigation. Like all websites, our website is vulnerable to computer viruses, technical failures, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. If we experience compromises to our security, malfunctions in our Internet infrastructure, a complete shutdown of our proposed website, or the loss or unauthorized disclosure of confidential information, our intended merchants or subscribers may lose trust and confidence in us.  Any one of these factors could harm our business, prospects, financial condition and results of operations.

Our business may be subject to seasonal sales fluctuations which could result in volatility or have an adverse effect on the market price of our Common Stock.

Our business, like that of our merchants, may be subject to some degree of sales seasonality. As we grow our company, these seasonal fluctuations may become more evident. Seasonality may cause our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our Common Stock.

We will be subject to payments-related risks.

We plan to accept payments using a variety of methods, including credit cards, debit cards and gift certificates. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we will pay interchange and other fees, which may increase over time, raise our operating costs and lower our profitability. We will rely on third parties to provide payment processing services, including the processing of credit cards and debit cards and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We will also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments, and our business and operating results could be adversely affected.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

RISKS RELATING TO THE COMMON STOCK

Our common stock price may fluctuate significantly and you may lose all or part of your investment.

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond our control, including the following:

●	services by the Company or its competitors;

●	additions or departures of key personnel;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	industry developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

As a public company, we will incur substantial expenses.

Upon declared effectiveness of this Registration Statement by the SEC, we will become subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company. If we do not have current information about our company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately-held. In addition, we are incurring substantial expenses in connection with the preparation of this Registration Statement. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our two officer and director, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity and liquidity of our Common Stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our Common Stock, reducing a shareholder’s ability to resell Units of our Common Stock.

We may be exposed to additional costs resulting from new requirements under section 404 of the Sarbanes-Oxley Act of 2002.

There are substantial penalties that could be imposed upon us if we fail to comply with all regulatory requirements. In particular, under Section 404 of the Sarbanes-Oxley Act of 2002 we will be required, beginning with our fiscal year ending May 31, 2014, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Our assessment reveals that we have material weaknesses in internal control over financial reporting. Mitigating these weaknesses may require that we incur additional costs to hire additional staff to address these weaknesses.

If a market for our Common Stock does not develop, shareholders may be unable to sell their Shares.

A market for our Common Stock may never develop. We intend to contact an authorized OTCBB market-maker for sponsorship of our securities on the OTCBB. However, there is no guarantee that our Shares will be traded on the OTCBB, or, if traded, a public market may not materialize. If our Common Stock is not traded on the OTCBB or if a public market for our Common Stock does not develop, investors may not be able to re-sell the shares of our Common Stock that they have purchased and may lose all of their investment.

Our Common Stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their Units .

Our Common Stock is currently subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Because our Certificate of Incorporation and Bylaws and Nevada law limit the liability of our officers, directors, and others, shareholders may have no recourse for acts performed in good faith.

Our Articles of Incorporation contain specific provisions that eliminate the liability of directors for monetary damages to us and our stockholders; further, we are prepared to give such indemnification to our existing and future directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under any employment agreements we may have with our officers and directors. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against existing and future   directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our existing and future   directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

Because we have the discretion to not register our shares of common stock under Section 12 of the Securities Exchange Act of 1934, we would not be immediately subject to the certain reporting obligations of Section 12 registrants.

Under Section 15(d) of the Exchange Act of 1934, we are not required to file periodic reports if we have less than 300 holders of record for the fiscal year after the year of effectiveness. Although we plan to register our shares of common stock pursuant to Section 12(g) of the Securities Exchange Act upon the effectiveness of this registration statement of which this prospectus forms a part, if we failed to do so we would not be subject to certain reporting requirements required of Section 12(g) filers. These requirements include the proxy rules, the filing of ownership reports by our officers, directors, and 10% share holders and Regulation 13D pertaining to ownership reports required to be filed by 5% shareholders. As a result, there would be less information about these matters than if we were subject to Section 12 of the Securities Exchange Act of 1934.

We do not expect a separate public trading market to commence for our warrants, as they will no longer be warrants once they are exercised, and investors will require an effective registration statement to sell the common stock.

Warrant holders may seek to exercise their warrants to obtain common stock that they could sell in the public market. However, an effective registration statement and current prospectus must exist for the warrant holders to exercise their warrants. In the event a current prospectus is not available when a warrant holder wishes to exercise, the warrant holder will be unable to exercise their warrants at such time that the warrant holder wishes or when it would be economically advisable for the warrant holder. Upon exercise, the underlying common stock can be sold pursuant to our prospectus (which we intend to update for the earlier of September 30, 2017, the date the warrants expire, or until all the warrants have been exercised). There is no assurance that we will be able to keep such prospectus effective for that long.  In the event that the prospectus is not effective at a time that the shareholder wishes to sell common stock underlying the warrants, the shareholder may find it difficult to sell such common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently are using a portion of our Chief Financial Officer’s home as our corporate headquarters. This space is located at 2470 East 16th Street, Brooklyn, NY 11235 and we are using the space rent-free. As of the date of this filing, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

There is no pending or threatened litigation against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

There is currently no public trading market for our Common Stock and no such market may ever develop. While we intend to seek and obtain quotation of our Common Stock for trading on the OTCBB, there is no assurance that our application will be approved. An application for quotation on the OTCBB must be submitted by one or more market makers who: 1) are approved by the FINRA; 2) who agree to sponsor the security; and 3) who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTCBB. In order for a security to be eligible for quotation by a market maker on the OTCBB, the security must be registered with the SEC and the company must be current in its required filings with the SEC. There are no listing requirements for the OTCBB and accordingly no financial or minimum bid price requirements. We intend to cause a market maker to submit an application for quotation to the OTCBB upon the effectiveness of this registration statement of which this prospectus forms a part. However, we can provide no assurance that our Common Stock will be traded on the OTCBB or, if traded, that a public market will materialize.

Rule 144

All of the presently outstanding securities are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. Pursuant to Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files Form 10 information with the SEC, during which time the issuer must remain current in its filing obligations, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under Rule 144, securities that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, we are a “shell company” under Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. As such, all restricted securities presently held by the founder of our company may not be resold in reliance on Rule 144 until: (1) we file Form 10 information with the SEC when we cease to be a “shell company”; (2) we have filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time we file the current Form 10 type information with the SEC reflecting our status as an entity that is not a shell company.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.	our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends. We do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plans

We have no equity compensation program, including no stock option plan, and none are planned for the foreseeable future.

Warrants and Options

The Company issued 30,000,000 stock warrants in connection with the issuance of common stock. The Company has accounted for these warrants as equity instruments in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “indexed to the issuer’s stock” in ASC 815-40. The Company has estimated the allocated fair value of the warrants issued in connection with the private placement at $6,143 as of the grant dates using the Black-Scholes option pricing model. Each common stock purchase warrant has an exercise price of $0.25 and will expire on September 30, 2017.

On April 3, 2014 the exercise price for all the outstanding warrants was revised from $0.25 to $0.15 per share. The warrants were revalued on that date and the change in value was trivial and deemed immaterial so no adjustment was recorded.

During the year ended May 31, 2014 warrants were exercised for 66,666 common shares of stock, for $10,000 in cash. There are 29,933,334 stock warrants remaining as of May 31, 2014. The remaining warrants will expire on September 30, 2017.

Key assumptions used by the Company are summarized as follows at the original grant date and the date of revision:

	Modification	Original
Stock price on grant date	$0.00027	$0.00027
Exercise price	$0.15	$0.25
Expected volatility	366%	304% to 312%
Expected dividend yield	0.00%	0.00%
Risk-free rate over the estimated expected life of the warrants	0.95%	0.57 to .060%
Expected term (in years)	3.5	3.82-3.86

Unregistered Issuance of Equity Securities

On April 30, 2013, we issued 45,000,000 shares of our Common Stock, $0.0001 par value per share as follows: 22,500,000 shares of common stock to our President, Mr. Andrew Gaudet at $0.00027 per share for total consideration of $6,075; and 22,500,000 shares of common stock to our Chief Financial Officer, Mr. Leon Golden at $0.00027 per share for total consideration of $6,075.

All of the Equity Securities noted above were exempt from registration under Regulation S.

ITEM 6. SELECTED FINANCIAL DATA

Since we are “a smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.

OVERVIEW AND OUTLOOK

We are currently a development stage company evaluating alternative business opportunities. The Company is in the process of identifying alternatives in several industries, but the Company has not entered into any agreements regarding any such business opportunities.

We were incorporated in the State of Nevada on April 10, 2013. Our principal administrative office is located at 2470 East 16th Street, Brooklyn, NY 11235. Our telephone number is (714) 344-0866. Our fiscal year end is May 31.

We are a development stage company and have not significantly commenced our planned principal operations. Our operations to date have been devoted primarily to startup and development activities, which include forming our entity, developing our business plan, registering with the SEC and developing our website.

In order for us to commence substantive operations, we will require additional capital. It was our expectation that registration with the SEC and subsequent public listing of our Common Stock might facilitate our efforts in attracting additional capital. Thus far we have been unsuccessful in identifying credible sources of financing despite our efforts.

Since the Company’s inception on April 10, 2013 to May 31, 2014, we have not generated any substantive revenues and have incurred a cumulative net loss of $72,384.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our Common Stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that our estimates, including those for the above-described items, are reasonable.

Accounting Policies

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on May 31, 2014 and 2013. We have summarized our most significant accounting policies.

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

Stock Based Compensation

Stock-based awards to non-employees are accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Basic and Diluted Loss per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2014.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities , which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

Results of Operations FYE May 31, 2014

Revenues

For the year ended May 31, 2014, we did not earn any revenues. There is no assurance that we will be able to accomplish our business plan to earn revenues.

Operating Expenses

Our operating expenses were $61,305 for the year ended May 31, 2014. Our operating expenses mainly consisted of legal, accounting and filing fees.

Net Loss

We had a net loss of $61,305 for the year ended May 31, 2014.

Results of Operations FYE May 31, 2013

Revenues

For the period from April 10, 2013 (date of inception) to May 31, 2013, we did not earn any revenues. There is no assurance that we will be able to accomplish our business plan to earn revenues.

Operating Expenses

Our operating expenses were $11,079 for the period from April 10, 2013 (date of inception) to May 31, 2013.  Our operating expenses mainly consisted of legal and accounting fees.

Net Loss

We had a net loss of $11,079 for the period from period from April 10, 2013 (date of inception) to May 31, 2013.

Liquidity and Capital Resources

As of May 31, 2014, we had total current assets of $23 and total assets in the amount of $6,023. Our total current liabilities as of May 31, 2014 were $26,107.  We had a working capital deficit of $26,084 as of May 31, 2014.

Cashflows from Operating Activities

Operating activities used $45,306 in cash for the year ended May 31, 2014. Our net loss of $61,035 for the year ended May 31, 2014 was the main component of our negative operating cash flow, offset by an increase in accrued expenses of $14,499.

Operating activities used $3,223 in cash the period from April 10, 2013 (date of inception) to May 31, 2013. Our net loss of $11,079 was the main component of our negative operating cash flow, offset by an increase in accrued expenses of $7,856.

Cashflows from Investing Activities

We did not have any cash flows from investing activities in the year ended May 31, 2014.

Cash flows from investing activities in the year ended May 31, 2013 consisted of web site development costs of $7,500.

Cashflows from Financing Activities

Cash flows provided by financing activities during the year ended May 31, 2014 amounted to $43,752 and consisted mostly of proceeds from the sale of our common stock and exercise of stock warrants of $40,000 and proceeds from related party notes payable of $3,752.

Cash flows provided by financing activities during the period from April 10, 2013 (date of inception) to May 31, 2013 amounted to $12,300 and consisted mostly of proceeds from the sale of our common stock.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We anticipate needing approximately $30,000 in the next 12 months. We only have $23 in cash as of May 31, 2014 and this amount is not sufficient to even commence our operations. We do not know our monthly burn rate as we were only recently incorporated, but our operating expenses were $72,384 from April 10, 2013 (date of inception) to May 31, 2014.

We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of May 31, 2014, there were no off balance sheet arrangements.

Going Concern

The financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  We have negative working capital, have not yet received revenue from sales of products or services, and have incurred losses since inception resulting in an accumulated deficit of $72,384 as of May 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, and sales of common stock.

Emerging Growth Company Status

We are an "emerging growth company" as defined under the Jumpstart our Business Startups Act ("JOBS Act").  We will remain an "emerging growth company" for up to five years, or until the earliest of:

1.	the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion,
2.

the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or

3.	the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As an "emerging growth company", we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to:

●	not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act (“Sarbanes Oxley”) (we also will not be subject to the auditor attestation requirements of section 404(b) as long as we are a "smaller reporting company", which includes issuers that had a public float of less than $75 million as of the last business day of their most recently completed second fiscal quarter);

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in section 7(a)(2)(B) of the Securities Act of 1933 (the "Securities Act") for complying with new or revised accounting standards. Under this provision, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to "opt out" of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Satisfaction of our cash obligations for the next 12 months.

As of May 31, 2014, our balance of cash on hand was $23. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our Common Stock, third party debt financing, and/or traditional bank financing.

Contractual obligations and commitments.

None.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase of significant property and equipment in the near future.

Off-balance sheet arrangements.

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS

PERK INTERNATIONAL INC.

FINANCIAL STATEMENTS

MAY 31, 2014

PERK INTERNATIONAL INC.

TABLE OF CONTENTS

MAY 31, 2014

Reports of Independent Registered Public Accounting Firms	F-1 – F-2

Balance Sheets as of May 31, 2014 and 2013	F-3

Statement of Operations for the periods ended May 31, 2014 and 2013	F-4

Statement of Stockholders’ Equity (Deficit) as of May 31, 2014	F-5

Statement of Cash Flows for the years ended May 31, 2014 and 2013	F-6

Notes to the Financial Statements	F-7 – F-11

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Perk International, Inc.

We have audited the accompanying balance sheet of Perk International, Inc. as of May 31, 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perk International, Inc. as of May 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

St. Louis Park, MN

September 5, 2014

1660 Highway 100 South

Suite 500

St. Louis Park, Minnesota 55416

630.277.2330

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Perk International Inc.

Brooklyn, New York

We have audited the accompanying balance sheet of Perk International Inc. (the “Company”) as of May 31, 2013 and the related statements of operations, stockholders’ equity, and cash flows for the period from April 10, 2013 (Date of Inception) through May 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perk International Inc. as of May 31, 2013 and the results of its operations and its cash flows for the period from April 10, 2013 (Date of Inception) through May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

June 17, 2013

PERK INTERNATIONAL INC.

BALANCE SHEETS

AS OF MAY 31, 2014 AND 2013

	May 31, 2014	May 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$23	$1,577

Other Assets
Website development, net	6,000	7,500

TOTAL ASSETS	$6,023	$9,077

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$22,355	$7,856
Shareholder loans	3,752	-
Total Liabilities	26,107	7,856

Stockholders’ Equity (Deficit)
Common stock, $.0001 par value, 250,000,000 shares authorized, 75,066,666 and 45,000,000 shares issued and outstanding at May 31, 2014 and 2013, respectively	7,506	4,500
Additional paid in capital	38,665	7,800
Stock warrants	6,129	0
Accumulated deficit	(72,384)	(11,079)
Total Stockholders’ Equity (Deficit)	(20,084)	1,221

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,023	$9,077

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED MAY 31, 2014 AND 2013

	Year ended May 31, 2014	Period from April 10, 2013 to May 31, 2013

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	37,588	10,356
Filing fees	20,719	703
Amortization	1,500	-
Supplies	139	-
General and administrative	375	-
Interest expense	209	-
Bank charges	775	20
TOTAL OPERATING EXPENSES	61,305	11,079

NET LOSS BEFORE INCOME TAXES	(61,305)	(11,079)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(61,305)	(11,079)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	60,411,963	27,692,308

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIODS ENDED MAY 31, 2014 AND 2013

	Common stock		Additional paid-in	Stock	Accumulated
	Shares	Amount	capital	Warrants	(Deficit)	Total

Inception, April 10, 2013	-	$-	$-	$-	$-	$-

Issuance of common stock for cash at $0.00027 per share	45,000,000	4,500	7,650	-	-	12,150

Contributed capital	-	-	150	-	-	150

Net loss for the period from April 10, 2013 (inception) to May 31, 2013	-	-	-	-	(11,079)	(11,079)
Balance, May 31, 2013	45,000,000	4,500	7,800		(11,079)	1,221

Issuance of common stock and warrants for cash at $0.001 per share	30,000,000	3,000	20,857	6,143	-	30,000

Exercise of warrants	66,666	6	10,008	(14)	-	10,000
Net loss for the year	-	-	-		(61,305)	(61,305)

Balance, May 31, 2014	75,066,666	$7,506	$38,665	$6,129	$(72,384)	$(20,084)

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 31, 2014 AND 2013

	Year ended May 31, 2014		Period from April 10, 2013 to May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period		$(61,305)	$(11,079)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization		1,500	-
Changes in assets and liabilities:
Increase in accrued expenses		14,499	7,856
Net Cash Used in Operating Activities		(45,306)	(3,223)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs		-	(7,500)
Net Cash Used by Investing Activities		-	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants		40,000	12,150
Contributed capital		-	150
Proceeds from notes payable – related party		3,752	-
Net Cash Provided by Financing Activities		43,752	12,300

Net Increase in Cash and Cash Equivalents		(1,554)	1,577
Cash and cash equivalents, beginning of period		1,577	-
Cash and cash equivalents, end of period		$23	$1,577

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$		$-
Income taxes paid	$		$-

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $23 of cash as of May 31, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2014.

PERK INTERNATIONAL INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities , which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses since inception resulting in an accumulated deficit of $72,384 as of May 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, and sales of common stock.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	May 31, 2014	May 31, 2013
Legal fees	$5,898	$356
Accounting fees	6,500	-
Filing fees	2,201	-
Interest expense	256	-
Website construction	7,500	7,500
Total	$22,355	$7,856

PERK INTERNATIONAL INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2014

NOTE 4 – EQUITY

The Company has 250,000,000 shares of $0.0001 par value common stock authorized.

On April 30, 2013, the Company issued 45,000,000 shares of common stock to its founders at $0.00027 per share for cash proceeds of $12,150.

The founders also contributed $150 during the period ended May 31, 2013.

In November and December 2013, the Company received cash and subscription agreements for the sale of 30,000,000 units consisting of one share of the Company’s common stock, and, one warrant for the purchase of one share of the Company’s common stock at a purchase price of $0.25 per share and expiring on September 30, 2017 (the Warrants), for gross proceeds of $30,000.   The relative allocated fair market value of the Warrants was $6,143 on the grant dates.

There were 75,066,666 and 45,000,000 shares of common stock issued and outstanding as of May 31, 2014 and 2013, respectively.

Warrants and Options

The Company issued 30,000,000 stock warrants in connection with the issuance of common stock. The Company has accounted for these warrants as equity instruments in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “indexed to the issuer’s stock” in ASC 815-40. The Company has estimated the allocated fair value of the warrants issued in connection with the private placement at $6,143 as of the grant dates using the Black-Scholes option pricing model. Each common stock purchase warrant has an exercise price of $0.25 and will expire on September 30, 2017.

On April 3, 2014 the exercise price for all the outstanding warrants was revised from $0.25 to $0.15 per share. The warrants were revalued on that date and the change in value was trivial and deemed immaterial so no adjustment was recorded.

During the year ended May 31, 2014 warrants were exercised for 66,666 common shares of stock, for $10,000 in cash. There are 29,933,334 stock warrants remaining as of May 31, 2014. The remaining warrants will expire on September 30, 2017.

Key assumptions used by the Company are summarized as follows at the original grant date and the date of revision:

	Modification	Original
Stock price	$0.0006	$0.0006
Exercise price	$0.15	$0.25
Expected volatility	403.54%	320% to 330.2%
Expected dividend yield	0.00%	0.00%
Risk-free rate over the estimated expected life of the warrants	0.95%	0.57 to .060%
Expected term (in years)	2.75	3

NOTE 5 – COMMITMENTS

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

PERK INTERNATIONAL INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2014

NOTE 6 – INCOME TAXES

For the periods ended May 31, 2014 and 2013, the Company had net operating loss carry forwards of approximately $61,305 and $11,079, respectively, that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended May 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current Operations	$20,844	$3,767
Less: valuation allowance	(20,844)	(3,767)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of May 31, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$24,611	$3,767
Less: valuation allowance	(24,611)	(3,767)
Net deferred tax asset	$-	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $72,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

On July 15, 2014, the Company entered into a Letter of Intent (the LOI) with Tech 9 Inc. (Tech9) which calls for the Company to acquire 100% of the outstanding stock of Tech9 in exchange for 70,000,000 restricted shares of the Company. In conjunction with the LOI, the current board and management of the Company will resign and be replaced by the officers of Tech9 and will cancel 45,000,000 shares of restricted stock currently owned by them. Under the terms of the LOI, the new management is prohibited, during the eighteen months following the transaction, from issuing common stock, options, S-8 options or warrants at a price below $0.15 per share, completing a reverse split of the common stock of the Company, issuing Company securities that have voting rights superior to the rights of the Company’s common stock, issuing warrants with a cashless exercise feature, or implement section 9 of the warrants dated January 8, 2014, which governs redemption of the warrants. A violation of any of these covenants will trigger standard anti-dilution provision for all effected securities holders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(e). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, being our sole executive officer, Mr. Ferris, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2014. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

●	As of May 31, 2014, we did not maintain effective controls over financial reporting. Specifically segregation of duty controls were not designed and in place to ensure that the financial impact of certain transactions were accounted for properly.

●	As May 31, 2014, we did not maintain effective controls over financial reporting. Specifically, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert. As these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of May 31, 2014based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

We intend to take measures to cure the aforementioned material weaknesses as resources become available, including, but not limited to, the following:

●	We intend to hire additional staff as resources become available to maintain proper segregation of duty; and

●	We intend to expand our Board of Directors and establish and audit committee as resources become available.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended May 31, 2014, that materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current director(s) and executive officer(s), the principal offices and positions held by each person and the date such person became a director and/or executive officer.  Our Board of Directors appoints our executive officers who serve at the pleasure of the Board. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of shareholders, death or resignation.  Other than Mr. Gaudet and Mr. Leon, we have no promoters as that term is defined by Rule 405 of Regulation S-K.

Name	Age	Position
Andrew Gaudet	41	Director, Chairman, President, CEO

Leon Golden	51	Director, CFO, Secretary

ANDREW GAUDET.  Mr. Gaudet has an extensive background in the financial services industry, going back more than fifteen years. His expertise includes working in Europe, Asia, Latin America and the Caribbean where his experience has included working with high-net-worth clients, investors and companies. Mr. Gaudet is currently only employed with our company. From 2012 to 2013, Mr. Gaudet was a Senior Associate for Phoenix Capital Partners Inc., a company based in Toronto, Ontario in the business of corporate finance, bridge and mezzanine financing. From 2010 to 2012, Mr. Gaudet was Vice President of Business Development for Seaquest Global Corporation, a company based in Toronto, Ontario in the business of corporate finance. From 2009 to 2010, Mr. Gaudet was Director of Business Development for Bishops Legal in the Turks and Caicos Islands, where he managed all business development and marketing activities for a law firm providing services in the areas of real estate law, corporate law, complex litigation, trusts and international taxation. From 2003 to 2009, Mr. Gaudet was Managing Director of Marketing and Business Development for Richmond Consultants, Ltd., a corporate consulting company firm that created custom structures for development and investment projects in the Turks and Caicos Islands where he managed the company’s sales and marketing team.

Mr. Gaudet does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

LEON GOLDEN.   From 2006 to the present, Mr. Golden has owned and operated his own accounting firm, Leon Golden CPA PC. From 1991 to 2006, Mr. Golden worked as a public accountant for Brian L. Friendman CPA PC, a New York City CPA firm. Specializing in the finance division of accounting, he also during that time has held positions on the Board of Directors on various public traded companies, including within the past five years, Sunrise Energy Resources, Inc. and Victoria Internet Services, Inc. He is an honors graduate with a Bachelor of Arts Degree from the City University of New York.  Leon was born and still lives today in Brooklyn, N.Y. with his wife and two children.

Aside from that provided above, Mr. Golden does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Significant Employees

We do not currently have any significant employees aside from Mr. Gaudet and Mr. Golden.

Term of Office

All directors have a term of office expiring at the next annual general meeting of the Company, unless reelected or earlier vacated in accordance with our bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Code of Ethics

The Company has not yet adopted a Code of Ethics as defined by applicable rules of the SEC. The Company only has one director and officer, and no employees. The Company anticipates that it will adopt a Code of Ethics when appropriate as it hires additional employees, obtains additional officers and directors, and begins operations.

Board Committees

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors. As such, the sole director acts in those capacities. The Company believes that committees of the Board are not necessary at this time given that the Company is in its exploration stage. However, the sole director will continue to study this matter, and the Company plans to add Board members and/or committees of the Board as its business develops.

Audit Committee Financial Expert

Mr. Golden does qualify as an audit committee financial expert.

Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his or ability or integrity during the past five years.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our Common Stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended May 31, 2014, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation payable to our officer(s) and director(s) for period from inception to May 31, 2014. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Andrew	Chairman,	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gaudet	CEO and President	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Leon Golden	CFO and	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Leon Golden	CFO and Secretary	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Narrative to Summary Compensation Table

We presently do not have employment agreements with any of our named executive officers and we have not established a system of executive compensation or any fixed policies regarding compensation of executive officers.

Our executive officers hold substantial ownership in our company and are motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of their ability. As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

Outstanding Equity Awards since Inception

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units or Units of Stock that have not Vested (#)	Market Value of Units or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units, Units or Other Rights that have not Vested ($)
Andrew Gaudet	0	0	0	0	0	0	0	0	0

Leon Golden	0	0	0	0	0	0	0	0	0

Long-Term Incentive Plans

We currently have no long-term incentive plans.

Director Compensation

None.

Director Independence

Our board of directors is currently composed of two members, Andrew Gaudet and Leon Golden, whom do not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment agreements, or other contracts or arrangements with our officers or directors. There are no compensation plans or arrangements, including payments to be made by the Company, with respect to the officers, directors, employees or consultants of the Company that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

Indemnification

We may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the SEC, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information at September 5, 2014, with respect to the beneficial ownership of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has voting and investment power with respect to the shares shown. As of May 31, 2014, we had 75,066,666 shares of Common Stock issued and outstanding.

Except as otherwise indicated, the address of each person named in this table is c/o Perk International, Inc. - 2470 East 16th Street, Brooklyn, NY 11235.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)

Common Stock	Andrew Gaudet	22,500,000	33.3%

Common Stock	Leon Golden	22,500,000	33.3%

	Total	45,000,000	66.6%

(1)	Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or Units: (i) voting power, which includes the power to vote, or to direct the voting of Units; and (ii) investment power, which includes the power to dispose or direct the disposition of Units. Certain Units may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the Units). In addition, Units are deemed to be beneficially owned by a person if the person has the right to acquire the Units (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of Units is deemed to include the amount of Units beneficially owned by such person (and only such person) by reason of these acquisition rights.

We are not aware of any arrangements that could result in a change of control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

On April 30, 2013, we issued 45,000,000 shares of our Common Stock, $0.0001 par value per share as follows: 22,500,000 shares of common stock to our President, Mr. Andrew Gaudet at $0.00027 per share for total consideration of $6,075; and 22,500,000 shares of common stock to our Chief Financial Officer, Mr. Leon Golden at $0.00027 per share for total consideration of $6,075. As a result, Mr. Gaudet and Mr. Golden each own 50% of the issued and outstanding common shares of the Company.

Further, Mr. Golden provides us with office space free of charge at this time.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal periods ended May 31, 2014 and 2013 are set forth in the table below:

	For the year ended	For the period ended
Fee Category	May 31, 2014	May 31, 2013
Audit Fees(1)	$11,000	$8,400
Tax Fees(2)	$-	$-
Tax Compliance Services	$-	$-
All Other Fees(3)	$-	$-

(1)	Audit fees consist of fees for professional services rendered in connection with or related to the audit of our consolidated annual financial statement, for the review of interim consolidated financial statements in Form 10-Qs and for services normally provided in connection with statutory and regulatory filings or engagements, including registration statements.
(2)	Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice.
(3)	All other fees consist of fees billed for assistance with assessment for Sarbanes-Oxley, SEC correspondence and services other than the services reported in other categories.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee. Our board of directors performs the function of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit Number	Description

3.1	Articles of Incorporation(1)

3.2	By-laws(1)

4.1	Form of Subscription Agreement(1)

4.2	Form of Warrant(1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a). promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a). promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Schema Document (filed herewith).

101.CAL	XBRL Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Definition Linkbase Document (filed herewith).

101.LAB	XBRL Labels Linkbase Document (filed herewith).

101.PRE	XBRL Presentation Linkbase Document (filed herewith).

(1)	Incorporated by reference to our Form S-1, filed on September 30, 2013 (File No. 333-189540)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COMPANY

By:	/s/ Andrew Gaudet
Andrew Gaudet President and Chief Executive Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Gaudet	President and Chief Executive Officer	September 9, 2014
Andrew Gaudet	(Principal Executive Officer)

Signature	Title	Date

/s/ Leon Golden	Chief Financial Officer	September 9, 2014
Leon Golden	(Principal Accounting Officer)

