Form 10-Q
period 2014-08-31
Perk International Inc.
filed 2014-10-20
CIK 1579717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2014

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 75,133,132 shares as of October 20, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of August 31, 2014 and May 31, 2014 (unaudited);
F-2	Statements of Operations for the three months ended August 31, 2014 and 2013 (unaudited);
F-3	Statements of Cash Flows for the three months ended August 31, 2014 and 2013 (unaudited)
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

PERK INTERNATIONAL INC.

BALANCE SHEETS (UNAUDITED)

AS OF AUGUST 31, 2014 AND MAY 31, 2014

	August 31, 2014	May 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$-	$23

Other Assets
Website development, net	5,625	6,000

TOTAL ASSETS	$5,625	$6,023

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$17,085	$22,355
Bank overdraft	25	-
Shareholder loans	3,949	3,752
Total Liabilities	21,059	26,107

Stockholders’ Deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 75,133,132 and 75,066,666 shares issued and outstanding at August 31, 2014 and May 31, 2014, respectively	7,513	7,506
Additional paid in capital	48,672	38,665
Stock warrants	6,115	6,129
Accumulated deficit	(77,734)	(72,384)
Total Stockholders’ Deficit	(15,434)	(20,084)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,625	$6,023

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013

	Three months ended August 31, 2014	Three months ended August 31, 2013

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	6,030	8,394
Filing fees	(1,375)	1,833
Amortization	375	375
Bank charges	245	115
Interest expense	75	6
TOTAL OPERATING EXPENSES	5,350	10,723

LOSS BEFORE INCOME TAXES	(5,350)	(10,723)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(5,350)	$(10,723)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	75,103,514	45,000,000

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013

	Three months ended August 31, 2014	Three months ended August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,350)	$(10,723)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	375	375
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(5,270)	8,400
Net Cash Used in Operating Activities	(10,245)	(1,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank overdraft	25	-
Exercise of stock warrants	10,000	-
Shareholder loans	197	377
Net Cash Provided by Financing Activities	10,222	377

Net (Decrease) in Cash and Cash Equivalents	(23)	(1,571)
Cash and cash equivalents, beginning of period	23	1,577
Cash and cash equivalents, end of period	$-	$6

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2014

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

Basis of Presentation

The accompanying unaudited interim financial statements of Perk International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended May 31, 2014 as reported in Form 10-K, have been omitted.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $0 and $23 of cash as of August 31, 2014 and May 31, 2014, respectively.

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

PERK INTERNATIONAL INC.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2014

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2014.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

 PERK INTERNATIONAL INC.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2014

(UNAUDITED)

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses since inception resulting in an accumulated deficit of $77,734 as of August 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, and sales of common stock.

NOTE 3 – SHAREHOLDER LOANS

During the year ended May 31, 2014, a shareholder advanced the Company $3,752. During the quarter ended August 31, 2014, the shareholder advanced an additional $197. The loans are unsecured, bear interest at 8% and are due in one year. The Company has accrued interest of $284 on the outstanding balance as of August 31, 2014.

NOTE 4– EQUITY

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

PERK INTERNATIONAL INC.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2014

(UNAUDITED)

NOTE 4– EQUITY (CONTINUED)

During the year ended May 31, 2014, 66,666 warrants were exercised at $0.15 per share, resulting in 66,666 shares of common stock being issued for $10,000 in cash.

During the fiscal quarter ended August 31, 2014, 66,666 warrants were exercised at $0.15 per share, resulting in 66,666 shares of common stock being issued for $10,000 in cash.

There are 29,866,668 stock warrants remaining as of August 31, 2014. The remaining warrants will expire on September 30, 2017.

The following table presents warrant activity since inception:

	Number of Warrants	Weighted Average Exercise Price
April 10, 2013, Inception	-	$0.00
Granted	-	-
Exercised	-	-
Cancelled or Expired	-	-
May 31, 2013	0	$-
Granted	30,000,000	0.15
Exercised	(66,666)	(0.15)
Cancelled or Expired	-	-
May 31, 2014	29,333,334	$0.15
Granted	-	-
Exercised	(66,666)	(0.15)
Cancelled or Expired	-	-
August 31, 2014	29,866,668	$0.15

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to August 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

4

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

Results of Operations for the three months and nine months ended August 31, 2014

Revenues

We have generated no revenue since our inception. We are a development stage company and there is no guarantee that we will be able to execute on our business. We have incurred losses since our inception.

Operating Expenses

We incurred operating expenses of $5,350 for the three months ended August 31, 2014. Our operating expenses for the three months ended August 31, 2014 consisted of professional fees in the amount of $6,030, SEC filing costs of $(1,375), amortization of $375, bank fees of $245 and interest expense of $75.

We incurred operating expenses of $10,723 for the three months ended August 31, 2013. Our operating expenses for the three months ended August 31, 2013 consisted of professional fees in the amount of $8,394, SEC filing costs of $1,833, amortization of $375, bank fees of $115 and interest expense of $6.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with the implementation of our business and the professional fees associated with being a reporting company under the Securities Exchange Act of 1934.

Net Loss

We incurred a net loss of $5,350 for the three months ended August 31, 2014. We incurred a net loss of $10,723 for the three months ended August 31, 2013.

Liquidity and Capital Resources

As of August 31, 2014, we had total current assets of $0. We had current liabilities of $21,059 as of August 31, 2014. Accordingly, we had a working capital deficit of $(21,059) as of August 31, 2014.

Operating activities used $10,245 in cash for the three months ended August 31, 2014. Our negative operating cash flow for August 31, 2014 was mainly a result of operating expenses and the payment of accounts payable and accrued expenses.

Financing activities provided $10,222 in cash for the three months ended August 31, 2014. Our positive cash flow from financing activities for the three months ended August 31, 2014 was the result of proceeds from the exercise of stock warrants.

5

As of August 31, 2014, we had $0 in cash. Until we are able to sustain our ongoing operations through revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

These financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $77,734 as of August 31, 2014 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Off Balance Sheet Arrangements

As of August 31, 2014, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

6

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending May 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perk International Inc.

Date:	October 20, 2014

By:	/s/ Andrew Gaudet
Andrew Gaudet
Title:	President, Chief Executive Officer, Chief Financial Officer and Director

8