Form 10-Q
period 2014-11-30
Perk International Inc.
filed 2015-01-14
CIK 1579717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2014

☐     Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-189540

Perk International Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-2622704
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5401 Eglinton Avenue West Suite 205 Toronto, Ontario Canada M9C 5K6
(Address of principal executive offices)

647-966-5156
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

☐ Yes ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,133,132 shares as of January 6, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of November 30, 2014 and May 31, 2014 (unaudited);
F-2	Statements of Operations for the three and six months ended November 30, 2014 and 2013 (unaudited);
F-3	Statements of Cash Flows for the six months ended November 30, 2014 and 2013 (unaudited)
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

PERK INTERNATIONAL INC.

BALANCE SHEETS (UNAUDITED)

AS OF NOVEMBER 30, 2014 AND MAY 31, 2014

	November 30, 2014	May 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$-	$23

Receivable from Related Party	500
Website development, net	5,250	6,000

TOTAL ASSETS	$5,750	$6,023

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$24,786	$22,355
Bank overdraft	-	-
Shareholder loans	3,949	3,752
Total Liabilities	28,735	26,107

Stockholders’ Deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 75,133,132 and 75,066,666 shares issued and outstanding at November 30, 2014 and May 31, 2014, respectively	7,513	7,506
Additional paid in capital	49,172	38,665
Stock warrants	6,115	6,129
Accumulated deficit	(85,785)	(72,384)
Total Stockholders’ Deficit	(22,985)	(20,084)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,750	$6,023

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

	Three months ended November 31, 2014	Three months ended November 31, 2013	Six months ended November 31, 2014	Six months ended November 31, 2013

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	3,800	10,938	9,830	19,331
Filing fees	3,819	3,634	2,444	5,467
Amortization	375	375	750	750
Bank charges	(25)	345	220	460
Interest expense	82	69	157	75
TOTAL OPERATING EXPENSES	8,051	15,361	13,401	26,083

LOSS BEFORE INCOME TAXES	(8,051)	(15,361)	(13,401)	(26,083)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(8,051)	$(15,361)	$(13,401)	$(26,083)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	75,136,665	45,000,000	75,120,363	45,000,000

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2014 AND 2013

	Six months ended November 30, 2014	Six months ended November 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(13,401)	$(26,083)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	750	750
Changes in assets and liabilities:
(Increase) decrease in other receivable	(500)
Increase (decrease) in accounts payable and accrued expenses	2,431	6,704
Net Cash Used in Operating Activities	(10,720)	(18,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscriptions	-	18,250
Exercise of stock warrants	10,500	-
Shareholder loans	197	3,377
Net Cash Provided by Financing Activities	10,697	21,627

Net (Decrease) in Cash and Cash Equivalents	(23)	2,998
Cash and cash equivalents, beginning of period	23	1,577
Cash and cash equivalents, end of period	$-	$4,575

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

PERK INTERNATIONAL INC.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $0 and $23 of cash as of November 30, 2014 and May 31, 2014, respectively.

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

NOVEMBER 30, 2014

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2014.

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

PERK INTERNATIONAL INC.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

(UNAUDITED)

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses since inception resulting in an accumulated deficit of $85,785 as of November 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans, and sales of common stock.

NOTE 3 – SHAREHOLDER LOANS

During the year ended May 31, 2014, a shareholder advanced the Company $3,752. During the quarter ended August 31, 2014, the shareholder advanced an additional $197. The loans are unsecured, bear interest at 8% and are due in one year. The Company has accrued interest of $366 on the outstanding balance as of November 30, 2014.

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

NOVEMBER 30, 2014

(UNAUDITED)

NOTE 4 – EQUITY (CONTINUED)

During the year ended May 31, 2014, 66,666 warrants were exercised at $0.15 per share, resulting in 66,666 shares of common stock being issued for $10,000 in cash.

During the fiscal quarter ended August 31, 2014, 46,666 warrants were exercised at $0.15 per share, resulting in 46,666 shares of common stock being issued for $7,000 in cash.

During the fiscal quarter ended November 30, 2014, 23,333 warrants were exercised at $0.15 per share, resulting in 23,333 shares of common stock being issued for $3,000 in cash and a receivable of $500.

There are 29,863,335 stock warrants remaining as of November 30, 2014. The remaining warrants will expire on September 30, 2017.

The following table presents warrant activity since inception:

	Number of Warrants	Weighted Average Exercise Price
April 10, 2013, Inception	-	$0.00
Granted	-	-
Exercised	-	-
Cancelled or Expired	-	-
May 31, 2013	0	$-
Granted	30,000,000	0.15
Exercised	(66,666)	(0.15)
Cancelled or Expired	-	-
May 31, 2014	29,933,334	$0.15
Granted	-	-
Exercised	(69,999)	(0.15)
Cancelled or Expired	-	-
November 30, 2014	29,863,335	$0.15

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to November 30, 2014 to the date these financial statements were issued, and has determined that, aside from the following, it does not have any material subsequent events to disclose in these financial statements.

On January 8, 2015, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Tech 9 Inc., a privately held company incorporated under the laws of the Province of Ontario (“Tech 9”), and the shareholders of Tech 9. As a result of the transaction (the “Exchange”), Tech 9 became a wholly-owned subsidiary of the Company. In accordance with the terms of the Exchange Agreement, at the closing an aggregate of 70,000,000 shares of the Company’s common stock were issued to the holders of Tech 9’s common stock in exchange for their shares of Tech 9. Each of the Company, Tech 9 and the shareholders of Tech 9 provided customary representations and warranties, pre-closing covenants and closing conditions in the Exchange Agreement.

Immediately subsequent to the Exchange, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”) with our prior officers and directors, Messrs. Andrew Gaudet and Leon Golden. Pursuant to the Conveyance Agreement, we transferred all assets and business operations associated with our daily deals/coupons business to Messrs. Gaudet and Golden. In exchange, Messrs. Gaudet and Golden agreed to cancel their collective 45,000,000 shares in our company and to assume and cancel all liabilities relating to our former business.

Upon the closing of the Exchange, Mr. Golden resigned as an officer and director of the Company and Mr. Gaudet resigned as President, CEO and a director of the Company, but was appointed as Vice President. Robert J. Oswald was appointed as Chief Executive Officer and President, Louis Isabella was appointed Chief Financial Officer, Secretary and Treasurer, and Matthew J. O’Brien was appointed as Chief Technology Officer. Simultaneous with the closing, Messrs. Oswald and O’Brien were appointed as members of the Company’s board of directors.

As a result of the Exchange Agreement and Conveyance Agreement, the Company is no longer pursuing its former business plan. Under the direction of its newly appointed officers and directors, as set forth above, the Company is in the business of deploying, installing and managing “Digital Place-Based Networks” (“DPN’s”) that are designed for healthcare, automotive, institutional, financial and high traffic C-store and retail locations.

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

Company Overview

On January 8, 2014, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Tech9 Inc., a privately held company incorporated under the laws of the Province of Ontario (“Tech9”), and the shareholders of Tech9. As a result of the transaction (the “Exchange”), Tech9 became a wholly-owned subsidiary of our company. In accordance with the terms of the Exchange Agreement, at the closing an aggregate of 70,000,000 shares of our common stock were issued to the holders of Tech9's common stock in exchange for their shares of Tech9.

Immediately subsequent to the Exchange, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”) with our prior officers and directors, Messrs. Andrew Gaudet and Leon Golden. Pursuant to the Conveyance Agreement, we transferred all assets and business operations associated with our daily deals/coupons business to Messrs. Gaudet and Golden. In exchange, Messrs. Gaudet and Golden agreed to cancel their collective 45,000,000 shares in our company and to assume and cancel all liabilities relating to our former business.

As a result of the above transactions, we are no longer pursuing our former business plan. We are now in the business of deploying, installing and managing “Digital Place-Based Networks” (“DPN's”) that are designed for healthcare, automotive, institutional, financial and high traffic C-store and retail locations.

4

Results of Operations for the three months and six months ended November 30, 2014

Revenues

We have generated no revenue since our inception. We are a development stage company and there is no guarantee that we will be able to execute on our business. We have incurred losses since our inception.

Operating Expenses

We incurred operating expenses of $8,051 for the three months ended November 30, 2014, compared to $15,361 for the comparable period ended November 30, 2013, for a $7,310 decrease. Our operating expenses for the three months ended November 30, 2014 consisted of professional fees in the amount of $3,800, SEC filing costs of $3,819, amortization of $375, bank fees of $(25) and interest expense of $82. The decrease of $7,310 is due to a reduction in professional fees of $7,138, an increase in filing fees of $185, a decrease in bank charges of $370 and an increase in interest expense of $15.

We incurred operating expenses of $13,401 for the six months ended November 30, 2014, compared to $26,083 for the comparable period ended November 30, 2013, for a $12,682 decrease. Our operating expenses for the six months ended November 30, 2014 consisted of professional fees in the amount of $9,830, SEC filing costs of $2,444, amortization of $750, bank fees of $220 and interest expense of $157. The decrease of $12,682 is due to a decrease in professional fees of $9,501, a decrease in filing fees of $3,023, a decrease in bank charges of $240 and an increase in interest expense of $82.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with the implementation of our business and the professional fees associated with being a reporting company under the Securities Exchange Act of 1934.

Net Loss

We incurred a net loss of $8,051 and $13,401 for the three and six months ended November 30, 2014, respectively, compared to a net loss of $15,361 and $26,083 for the three and six months ended November 30, 2013. The decreases of $7,310 and $12,682 for the three and six months ended November 30, 2014, respectively, are due to decreases in operating expenses.

Liquidity and Capital Resources

As of November 30, 2014, we had total current assets of $0. We had current liabilities of $28,735 as of November 30, 2014. Accordingly, we had a working capital deficit of $28,735 as of November 30, 2014.

Operating activities used $10,720 in cash for the six months ended November 30, 2014. Our negative operating cash flow for November 30, 2014 was mainly a result of operating expenses and the payment of accounts payable and accrued expenses.

Financing activities provided $10,697 in cash for the six months ended November 30, 2014. Our positive cash flow from financing activities for the six months ended November 30, 2014 was the primarily the result of proceeds from the exercise of stock warrants.

5

As of November 30, 2014, we had $0 in cash. Until we are able to sustain our ongoing operations through revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

These financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $85,785 as of November 30, 2014 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates financing operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Off Balance Sheet Arrangements

As of November 30, 2014, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended November 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perk International Inc.

Date:	January 14, 2015

By:	/s/ Robert Oswald
Robert Oswald
Title:	President, Chief Executive Officer, and Director

8