Form 10-Q
period 2015-02-28
Perk International Inc.
filed 2015-04-20
CIK 1579717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2015

☐    Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________  to __________

Commission File Number: 333-189540

Perk International Inc.

(Exact name of Registrant as specified in its charter)

Nevada	46-2622704
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5401 Eglinton Avenue West Suite 205 Toronto, Ontario Canada M9C 5K6
(Address of principal executive offices)

647-966-5156
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐  Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,199,798 common shares as of April 17, 2015

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Interim Consolidated Balance Sheets as of February 28, 2015 and May 31, 2014;
F-2	Interim Consolidated Statements of Operations for the three and nine months ended February 28, 2015 and 2014 (unaudited);
F-3	Interim Consolidated Statements of Cash Flows for the nine months ended February 28, 2015 and 2014 (unaudited)
F-4	Interim statement of changes in Stockholders’ Deficiency for the nine months ended February 28, 2015 and year ended May 31, 2014
F-5	Notes to Interim Consolidated Financial Statements.

These Interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 28, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

PERK INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

AS AT FEBRUARY 28, 2015 AND MAY 31, 2014

(UNAUDITED)

(Amounts expressed in U.S. Dollars)

	February 28, 2015	May 31, 2014
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$-	$34,089
Accounts receivable	76,343	155,141
Total current assets	76,343	189,230
Property and equipment (Note 8)	37,378	-

TOTAL ASSETS	$113,721	$189,230

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$327,813	$202,889
Bank indebtedness	5,408	-
Customer deposit	-	92,234
Current portion of term loan (Note 9)	2,776	3,202
Due to non-related parties (Note 10)	60,492	-
Due to related party (Note 4)	22,790	21,181
Total current liabilities	419,279	319,506
Term loan (Note 9)	8,000	11,597
Total Liabilities	427,279	331,103
Stockholders’ Deficiency
Common stock, $.0001 par value, 250,000,000 shares authorized, 100,199,798 and 200 shares issued and outstanding at February 28, 2015 and May 31, 2014, respectively	10,020	200
Additional paid in capital	9,993	-
Stock warrants	6,115	-
Deficit	(376,778)	(142,572)
Accumulated other comprehensive income	37,092	499
Total Stockholders’ Deficiency	(313,558)	(141,873)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$113,721	$189,230

See accompanying notes to interim consolidated financial statements.

PERK INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED)

(Amounts expressed in U.S. Dollars)

	Three months ended February 28, 2015	Three months ended February 28, 2014	Nine months ended February 28, 2015	Nine months ended February 28, 2014

Sales
Products	5,210	23,263	272,164	141,447
Services	39,794	16,569	116,799	91,461
	45,004	39,832	388,963	232,908
Cost of sales
Products	10,724	7,571	145,637	116,717
Services	24,652	14,707	68,732	65,976
	35,376	22,275	214,369	182,693

Gross Profit	9,628	17,557	174,594	50,215
Operating expenses:
Consulting and professional	114,709	18,591	265,405	128,795
General and administrative	23,672	25,873	81,765	55,774
Impairment of property and equipment	39,101	-	39,101	-
Depreciation	6,511	-	6,601	1,233
	183,993	44,464	392,872	185,802

Operating loss	(174,365)	(26,907)	(218,278)	(135,587)
Gain on disposition of equipment	-	-	-	9,925
Gain on forgiveness of debt	22,985	-	22,985	-
Net loss before taxes	(151,380)	(26,907)	(195,293)	(125,662)
Income tax	-	-	-	-
Net loss	(151,380)	(26,907)	(195,293)	(125,662)
Foreign exchange translation adjustment	27,519	(1,771)	36,593	(113)

Comprehensive loss	$(123,861)	$(28,678)	$(158,700)	$(125,775)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.0017)	$(0.0004)	$(0.0026)	$(0.0018)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	87,419,143	70,000,000	75,742,575	70,000,000

See accompanying notes to the interim consolidated financial statements.

PERK INTERNATIONAL INC.

STATEMENTS OF INTERIM CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED)

(Amounts expressed in U.S. Dollars)

	Nine months ended February 28, 2015	Nine months ended February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(195,293)	$(125,662)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	6,601	1,233
Impairment of property and equipment	39,101	-
Gain on forgiveness of debt	(22,985)	-
Gain on disposition of equipment	-	(9,925)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable*	(20,474)	20,832
Increase decrease in customer deposit	(88,066)	-
Increase (decrease) in accounts payable and accrued expenses	165,716	58,387
Net Cash Used in Operating Activities	(115,400)	(55,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Insurance proceeds on write off of equipment	-	45,934
Repayment of lease for purchase of vehicle	-	(42,435)
Purchase of property and equipment	(2,103)	-
Net Cash Provided by (Used in) Investing Activities*	(2,103)	3,499

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank indebtedness	5,954	5,431
Exercise of stock warrants	10,000	-
Advances from non-related parties	66,607	-
Advances (Repayment) of term loan	(2,265)	15,440
Advances from related parties	4,871	19,407
Net Cash Provided by Financing Activities	85,167	40,278

Effects of foreign currency exchange rate changes	(1,753)	(1,515)

Net (Decrease) in Cash	(34,089)	(12,873)
Cash, beginning of period	34,089	12,873
Cash end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,036	$3,106

* Excludes the acquisition of capital equipment for $76,782 (CAD $96,000) on settlement of accounts receivable.

See accompanying notes to the interim consolidated financial statements.

PERK INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTH PERIOD ENDED FEBRUARY 28, 2015 AND YEAR ENDED MAY 31, 2014

(UNAUDITED)

(Amounts expressed in U.S. Dollars)

						Accumulated
	Number		Additional		Retained	Other	Total
	of		Paid		Earnings	Comprehensive	Stockholders’
	Common	Capital	In	Stock	(Accumulated	Income	Equity
	shares	Stock	Capital	Warrants	Deficit)	(Loss)	(Deficiency)
		$	$	$	$	$	$
Balance as at May 31, 2013	200	200			31,798	(1,031)	30,967
Net loss for the year					(174,370)		(174,370)
Foreign currency translation						1,530	1,530
Balance as at May 31, 2014 (audited)	200	200			(142,572)	499	(141,873)
Effect of reverse acquisition, January 8, 2015	100,132,932	9,813		6,115	(38,913)		(22,985)
Exercise of stock warrants	66,666	7	9,993				10,000
Net income (loss) for the period					(195,293)		(195,293)
Foreign currency translation						36,593	36,593
Balance as at February 28, 2015 (unaudited)	100,199,798	10,020	9,993	6,115	(376,778)	37,092	(313,558)

See accompanying notes to the interim consolidated financial statements.

PERK INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

(Amounts expressed in U.S. Dollars)

NOTE 1 – NATURE OF OPERATIONS

Organization and Description of Business

Perk International Inc. (“the Company” or “Perk”) was incorporated under the laws of the State of Nevada on April 10, 2013. Our corporate headquarters are located at 5401, Eglinton Avenue West, Suite 205 Toronto, Ontario, Canada M9C 5K6.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Perk International Inc. have been prepared in accordance with accounting principles in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC. The accompanying unaudited interim consolidated financial statements do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at February 28, 2015 and May 31, 2014, the results of its operations for the three and nine month periods ended February 28, 2015 and February 28, 2014, and its cash flows for the nine-month period ended February 28, 2015 and February 28, 2014. The results of operations for the nine-month period ended February 28, 2015 are not necessarily indicative of results to be expected for the full year.

NOTE 2 - REVERSE MERGER TRANSACTION AND ACCOUNTING

On January 8, 2015, Perk International Inc., a Nevada corporation (the “Company”), entered into a Share Exchange Agreement (the “Exchange Agreement”) with Tech 9 Inc., a privately held company incorporated under the laws of the Province of Ontario (“Tech 9”), and the shareholders of Tech 9. In accordance with the terms of the Exchange Agreement, at the closing, an aggregate of 70,000,000 shares of the Company’s common stock were issued to the holders of Tech 9’s common stock in exchange for their shares of Tech 9. Each of the Company, Tech 9 and the shareholders of Tech 9 provided customary representations and warranties, pre-closing covenants and closing conditions in the Exchange Agreement.

Immediately subsequent to the Exchange, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”) with the prior officers and directors. Pursuant to the Conveyance Agreement, the Company transferred all assets and business operations associated with the daily deals/coupons business to its prior officers and directors. In exchange, they agreed to cancel their collective 45,000,000 shares in the company and to assume and cancel all liabilities relating to Company’s former business.

As a result of the share exchange, Tech9 has become a wholly-owned subsidiary of the Registrant and the Registrant issued shares of its common stock to shareholders of Tech9 at rate of 350,000 shares of the Registrant’s common stock for each Tech9 common share resulting in issue of a total of 70,000,000 common shares. Immediately prior to the share exchange, the Registrant had 75,133,132 shares of common stock outstanding.

Following the share exchange and the issuance of 70,000,000 common shares to the shareholders of Tech9, the Registrant had 145,133,132 shares of common stock outstanding.

PERK INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

(Amounts expressed in U.S. Dollars)

NOTE 2-REVERSE MERGER TRANSACTION AND ACCOUNTING-Cont’d

At closing, the Registrant cancelled 45,000,000 common shares of the Registrant in accordance with the Transfer and Assumption Agreement between the Registrant and shareholders of the Registrant. Following the share exchange and the Transfer and Assumption Agreement, the Registrant had 100,133,132 shares of common stock outstanding and 29,866,668 warrants outstanding.

In a business combination effected primarily by exchanging equity interests, the acquirer usually is the entity that issues its equity interests. However, in some business combinations, commonly called reverse acquisitions, the issuing entity is the acquiree. Sub Topic 805-40 provides guidance on accounting for reverse acquisitions. The acquirer usually is the combining entity whose owners as a group retain or receive the largest portion of the voting rights in the combined entity. In determining which group of owners retains or receives the largest portion of the voting rights, an entity considers the existence of any unusual or special voting arrangements and options, warrants, or convertible securities.

After considering the warrants of the combined company, on a fully diluted basis, it is estimated that Tech9 shareholders will hold 53.8% of the outstanding shares of the combined company. Thus, this supports the position that Tech9 is the accounting acquirer.

The transaction has been accounted for as a reverse merger, with Tech9 shareholders acquiring approximately 53.80% of the outstanding shares on a fully diluted basis of Registrant’s common stock immediately after the closing of the transactions contemplated herein, and also on the basis that Tech9’s senior management became the senior management of the merged entity and there is a change of control of the Company. In accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations; Reverse Acquisitions, Tech9 was the acquiring entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of the Tech9’s capital structure.

The Exchange is being accounted for as a reverse acquisition and recapitalization. Tech 9 is the acquirer for accounting purposes and the Company is the issuer. Accordingly, Tech 9’s historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares received in the Exchange. The accumulated deficit of Tech 9 is carried forward after the acquisition. Operations prior to the Exchange are those of Tech 9. Earnings per share for the period prior to the Exchange are restated to reflect the equivalent number of shares outstanding.

There were 75,133,132 shares of the Company’s common stock outstanding before giving effect to the stock issuances in the Exchange. Immediately following the Exchange, the Company’s majority shareholders cancelled their collective 45,000,000 shares. Following these transactions, there were 100,133,132 shares outstanding, including:

Shares:	Held By:
70,000,000	Tech 9 Shareholders
30,133,132	Existing Company Shareholders

The Company intends to carry on the business of Tech 9, as its primary line of business. The Company has relocated its principal executive offices to 5401 Eglinton Avenue West, Suite 205 Toronto, Ontario M9C 5K6. As a result of the Agreement, the Company is no longer pursuing the former business plan. Under the direction of our newly appointed officers and directors, as set forth below, the Company is pursuing the business of deploying, installing and managing “DOOH” (digital out of home) networks that are designed for retail healthcare, automotive, institutional, financial and high traffic C-stores (convenience stores) newsstands and retail locations.

PERK INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

(Amounts expressed in U.S. Dollars)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. The Company has limited operating history and has an accumulated deficit of $376,778 as of February 28, 2015. This raises substantial doubt as to the Company’s continuance as a going concern, which is dependent upon its ability to obtain adequate financing and to reach profitable cash flow from operations.

The Company has working capital deficit of $342,936 and bank indebtness of $5,408 as at February 28, 2015. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through private placements and public offering of its capital stock. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 – RELATED PARTY TRANSACTIONS

Nine months ended February 28, 2015

The transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties under common control.

i) As of February 28, 2015, the Company had a payable to a related party for $22,790 which is unsecured and due on demand.

ii) During the nine month period, the Company expensed management fees for $235,200 (CAD $267,072) to two directors of the Company of which an amount of $120,477 is unpaid and included in accounts payable and accrued liabilities.

Nine months ended February 28, 2014

i) As of February 28, 2014, the Company had a payable to a related party for $32,789 which is unsecured and due on demand.

ii) During the nine month period, the Company expensed management fees for $70,352 (CAD $76,975) to two directors of the Company of which an amount of $nil is unpaid.

NOTE 5 – SEGMENT INFORMATION

As at February 28, 2015, the Company operated only in one reportable segment. All assets of the business are located in Canada.

NOTE 6 – CAPITAL MANAGEMENT

The Company manages its capital structure and makes adjustments to it, based on the funds available to the Company, in order to maintain its daily operations. The Board of Directors does not establish quantitative return on capital criteria for management, but rather relies on the expertise of the Company's management to sustain the future development of the business.

The Company manages its capital structure and makes adjustments to it in light of changes in economic conditions and the risk characteristics of the underlying assets. In order to procure materials and pay for administrative costs, the Company will generate sales, spend its existing working capital on need basis and raise additional unsecured loan amounts as needed.

Management reviews its capital management approach on an ongoing basis and believes that this approach, given the foregoing paragraph and the relative size of the Company, is reasonable.

PERK INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

(Amounts expressed in U.S. Dollars)

NOTE 7 – CAPITAL STOCK

Authorized:

Common Stock: The Company has 250,000,000 shares of $0.0001 par value

Issued and outstanding:

	Number		Additional
	of		Paid
	Common	Capital	In
	shares	Stock	Capital
		$
Balance as at May 31, 2013	200	200

Balance as at May 31, 2014 (audited)	200	200
Effect of reverse acquisition, January 8, 2015 (i)	100,132,932	9,813
Exercise of stock warrants (ii)	66,666	7	9,993

Balance as at February 28, 2015	100,199,798,	10,020	9,993

(i) On January 8, 2015, Perk International, Inc., a Nevada corporation (the “Company”), entered into a Share Exchange Agreement (the “Exchange Agreement”) with Tech 9 Inc., a privately held company incorporated under the laws of the Province of Ontario (“Tech 9”), and the shareholders of Tech 9. In accordance with the terms of the Exchange Agreement, at the closing an aggregate of 70,000,000 shares of the Company’s common stock were issued to the holders of Tech 9’s common stock in exchange for their shares of Tech 9.

Immediately subsequent to the Exchange, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”) with the prior officers and directors. Pursuant to the Conveyance Agreement, the Company transferred all assets and business operations associated with the daily deals/coupons business to its prior officers and directors. In exchange, they agreed to cancel their collective 45,000,000 shares in the company and to assume and cancel all liabilities relating to our former business.

As a result of the share exchange, Tech9 has become a wholly-owned subsidiary of the Registrant and the Registrant issued shares of its common stock to shareholders of Tech9 at rate of 350,000 shares of the Registrant’s common stock for each Tech9 common share resulting in issue of a total of 70,000,000 common shares. Immediately prior to the share exchange, the Registrant had 75,133,132 shares of common stock outstanding.

Following the share exchange and the issuance of 70,000,000 common shares to the shareholders of Tech9, the Registrant had 145,133,132 shares of common stock outstanding. At closing, the Registrant cancelled 45,000,000 common shares of the Registrant in accordance with the Transfer and Assumption Agreement between the Registrant and shareholders of the Registrant. Following the share exchange and the Transfer and Assumption Agreement, the Registrant had 100,133,132 shares of common stock outstanding.

(ii) On February 17, 2015, 66,666 warrants were exercised at $0.15 per share resulting in 66,666 shares of common stock issued for $10,000 in cash.

PERK INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

(Amounts expressed in U.S. Dollars)

NOTE 7 – CAPITAL STOCK-Cont’d

Warrants

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

During the fiscal quarter ended February 28, 2015, 66,666 warrants were exercised at $0.15 per share, resulting in 66,666 shares of common stock being issued for $10,000 in cash.

There are 29,796,669 stock warrants remaining as of February 28, 2015. The remaining warrants will expire on September 30, 2017.

The following table presents warrant activity since inception:

	Number of Warrants	Weighted Average Exercise Price
April 10, 2013, Inception	-	$-
Granted	-	-
Exercised	-	-
Cancelled or Expired	-	-
May 31, 2013	-	$-
Granted	30,000,000	0.15
Exercised	(66,666)	(0.15)
Cancelled or Expired	-	-
May 31, 2014	29,933,334	$0.15
Granted	-	-
Exercised	(136,665)	(0.15)
Cancelled or Expired	-	-
February 28, 2015	29,796,669	$0.15

PERK INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

(Amounts expressed in U.S. Dollars)

NOTE 8 – PLANT AND EQUIPMENT

February 28, 2015

		Net
	Accumulated	Carrying
	Cost	Amortization	Value

Computer equipment	$78,885	$5,995	$72,890

	78,885	5,995	72,890
Less: Impairment adjustment	(35,512)		(35,512)

	$43,373	$5,995	$37,378

The Company did not own any property and equipment as of May 31, 2014.

NOTE 9 – TERM LOAN

On July 24, 2013 the Company obtained a term loan for an amount of CAD $18,800 repayable in 59 monthly installments of CAD $367.63 including interest and principal and bears interest at 6.5% per annum (prime plus 3.5% per annum). The loan is secured by a personal guarantee of a director. The current and non-current portion of the term loan as at February 28, 2015 is $2,776 ($3,202 – 2014) and $8,000 ($11,597 – 2014) respectively.

NOTE 10- DUE TO NON- RELATED PARTIES

$39,991 (CAD $50,000): The Company took a loan from a non related party for $ 39,991 (CAD $50,000) during the quarter ended February 28, 2015. This loan has a collateral security on the stock of the Company, carries an annual interest rate of 12% and is repayable in 90 days.

$20,501 (CAD $25,633): The Company took a loan from a non related party for $27,993 (CAD $35,000) during the quarter ended February 28, 2015. This loan is unsecured, carries an annual interest rate of 56.855% with a term of 6 months and requires repayment of CAD $319 every business day.

NOTE 11- COMMITMENTS AND CONTINGENCIES

COMMITMENTS

a) Effective May 1, 2013, and subsequent amendment dated February 20, 2015, the Company executed agreements with its director to pay annual compensation as follows:

For the year ended 2015, the Executive shall be compensated as follows:

1. The executive shall receive US $21,694 (CAD $23,500) for June 1, 2014 through August 31, 2014.

2. The executive shall receive CAD $164,500 from September 1, 2014 through May 31, 2015.

2. The executive shall receive a sales bonus based on annual net sales for Tech9 Inc. at the rate of 1.5%.

For the year ended 2016, the Executive shall be compensated as follows:

1. The executive shall receive CAD $225,000 for June 1, 2015 through May 31, 2016

2. The executive shall receive a sales bonus based on annual net sales for Tech9 Inc. at the rate of 1.5%

PERK INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

(Amounts expressed in U.S. Dollars)

NOTE 11- COMMITMENTS AND CONTINGENCIES-Cont’d

b) Effective May 1, 2013, and subsequent amendment dated February 20, 2015, the Company executed agreements with its director to pay annual compensation as follows:

For the year ended 2015, the Executive shall be compensated as follows:

1. The executive shall receive US $24,298 (CAD $26,320) for June 1, 2014 through August 31, 2014.

2. The executive shall receive CAD $161,680 from September 1, 2014 through May 31, 2015.

2. The executive shall receive a sales bonus based on annual net sales for Tech9 Inc. at the rate of 1.5%.

For the year ended 2016, the Executive shall be compensated as follows:

1. The executive shall receive CAD $225,000 for June 1, 2015 through May 31, 2016

2. The executive shall receive a sales bonus based on annual net sales for Tech9 Inc. at the rate of 1.5%

CONTINGENCIES

On January 8, 2015, Perk International, Inc., a Nevada corporation (the “Company”), entered into a Share Exchange Agreement (the “Exchange Agreement”) with Tech 9 Inc., a privately held company incorporated under the laws of the Province of Ontario (“Tech 9”), and the shareholders of Tech 9. In accordance with the terms of the Exchange Agreement, at the closing an aggregate of 70,000,000 shares of the Company’s common stock were issued to the holders of Tech 9’s common stock in exchange for their shares of Tech 9. Immediately subsequent to the Exchange, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”) with the prior officers and directors. Pursuant to the Conveyance Agreement, the Company transferred all assets and business operations associated with the daily deals/coupons business to its prior officers and directors. In exchange, they agreed to cancel their collective 45,000,000 shares in the company and to assume and cancel all liabilities relating to our former business. The liabilities assumed by the prior officers and directors amounts to $22,985 which if not discharged, may result in a potential liability on the Company.

NOTE 12- FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK FACTORS

The fair value of a financial instrument is the estimated amount that the Company would receive or pay to settle the financial assets and financial liabilities as at the balance sheet date. The book value of accounts receivable, accounts payable and accrued liabilities, and due to related party approximate fair values at the balance sheet dates.

All financial instruments except for cash are classified as level 3. Cash is classified as level 1.

	February 28, 2015
Assets/Liabilities	Carrying Value	Fair Value
Cash	$-	$-
Accounts Receivable	$76,343	$76,343
Due to related party	$22,790	$22,790
Due to non-related party	$60,492	$60,492
Accounts payable and accrued liabilities	$327,813	$327,813
Bank indebtness	$5,408	$5,408

PERK INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

(Amounts expressed in U.S. Dollars)

NOTE 12- FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK FACTORS-Cont’d

	May 31, 2014
Assets/Liabilities	Carrying Value	Fair Value
Cash	$34,089	$34,089
Accounts Receivable	$155,141	$155,141
Accounts payable and accrued liabilities	$202,889	$202,889
Income tax payable	$-	$-
Customer deposit	$92,234	$92,234
Due to related parties	$21,181	$21,181

Interest rate risk

The Company’s exposure to interest rate fluctuations is not significant.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company is not exposed to material losses on its accounts receivable and future revenues. The Company mitigates its credit risk by performing credit checks on new customers before extending credit.

Liquidity risk

The Company’s exposure to liquidity risk is dependent on the collection of accounts receivable and the ability to raise funds to meet purchase commitments and to sustain operations. The company controls its liquidity risk by managing working capital and cash flows.

Foreign currency risk

The Company is exposed to foreign currency risk as substantially all of the Company’s cash is denominated in Canadian Dollars being the Company’s functional currency. This risk is partially mitigated by the fact that all costs associated with running of the Company are incurred in Canadian Dollars.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

As a result of these transactions, we are no longer pursuing our former business plan. Under the direction of our newly appointed officers and directors, as set forth below, we are in the business of deploying, installing and managing “DOOH” (digital out of home) networks that are designed for retail healthcare, automotive, institutional, financial and high traffic C-stores (convenience stores) newsstands and retail locations. The term “DOOH” (digital out of home) represents any TV or digital billboard situated outside the home for the purpose of streaming live or static content, advertising messages or sponsored information. These TV’s or billboards are found in washrooms, gas stations, retail, restaurants, theatres, taxis and a host of other high traffic locations.

Results of Operation for the three and nine months ended February 28, 2015 and 2014

Revenues

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014	Nine Months Ended February 28, 2015	Nine Months Ended February 28, 2014
Sales
Products	$5,210	$23,263	$272,164	$141,447
Services	$39,794	$16,569	$116,799	$91,461

Cost of sales
Products	$10,724	$7,571	$145,637	$116,717
Services	$24,652	$14,707	$68,732	$65,976

Gross profit	$9,628	$17,557	$174,594	$50,215

During the three months ended February 28, 2015, product sales were at $5,210 as compared to $23,263 for the same period ended February 28, 2014. Our product sales were $272,164 for the nine months ended February 28, 2015 as compared with $141,447 for the same period ended February 28, 2014. Product sales declined in the quarter ended 2015 as compared with the same period ended 2014, despite the increase in product sales for the nine months ended 2015 over the same period ended 2014. We are experiencing a downward trend in our product sales and expect this to continue into 2015. There is major competition in the hardware segment thus lowering margins significantly. Customers are purchasing TVs and media players from our competitors that are offering favorable prices to our products. When bidding and quoting on larger contracts hardware is the loss leader as hardware pricing is lower margin today based on declining pricing and lower end hardware hitting the market from China.

Conversely, our service revenue increased in the quarter ended 2015 as compared with the same period ended 2014. During the three months ended February 28, 2015, service sales were at $39,794 as compared to $16,569 for the same period ended February 28, 2014. We are continuing to expand our management fee model in tandem with turnkey network sales as the management fee has lower overhead to operate. We believe it is a major growth area for us and we believe our services will be the primary revenue source going forward. We also believe the lower cost of sales for services will provide us higher gross profit margins going forward. We are focusing on rolling out larger networks that can take months to complete based on locations, logistics and physical start dates for network activation. We are hopeful that our service end will generate more revenue in 2015 as we are able to expand into new territories.

Since inception we have been reliant on major customers for a substantial portion of our revenues. As we grow, however, we are less and less reliant on these major customers. From our inception, we had a major client that presented viable business operations for our company. We took on this major contract and focused on the project unit completed. The “admerge deal” in 2013 represented the majority of our revenue.

Under the admerge deal, the management fees that we invoice monthly were based on live functioning systems. Admerge was halted as a result of their software being turned off by its supplier for failure to pay for services. Once that occurred we were not managing the screens as they were not operational. Our management revenue is based on ensuring the performance and functionality of the third party software being utilized along with content creation and uploading to the specific network. We also control the system on-off features and maintenance through a remote management platform.

Admerge owed us CAD$96,000 and we accepted computer equipment to settle this debt.

Expenses

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014	Nine Months Ended February 28, 2015	Nine Months Ended February 28, 2015
Operating expenses:
Consulting and professional	$114,709	$18,591	$265,405	$128,795
General and administrative	$23,672	$25,873	$81,765	$55,774
Impairment of Property and Equipment	$39,101	-	$39,101	-
Depreciation	$6,511	-	$6,601	$1,233

Operating profit (loss)	($174,365)	($26,907)	($218,278)	($135,587)

We incurred an operating loss of $174,365 and $218,278 for the three and nine months ended February 28, 2015, respectively, as compared to an operating loss of $26,907 and $135,587 for the same periods ended 2014, respectively. For the three and nine months ended February 28, 2015, we incurred substantially more consulting and professional fees than in the same periods ended February 28, 2014. This is due to increased accounting, audit and legal fees in connection with going public. We also experienced increased operating expenses in the three and nine months ended February 28, 2015 due to the impairment of computer equipment, where we had no such equipment to impair for the same periods ended February 28, 2014.

Net Loss

We had a net loss of $151,380 for the three months ended February 28, 2015, as compared with a net loss of $26,907 for the three months ended February 28, 2014.

We had a net loss of $195,293 for the nine months ended February 28, 2015, as compared with a net loss of $125,662 for the nine months ended February 28, 2014.

Liquidity and Capital Resources

As at February 28, 2015, we had total assets of $113,721 consisting of accounts receivable of $76,343 and property and equipment of $37,378. We had total liabilities of $427,279 consisting of accounts payable and accrued liabilities of $327,813, bank indebtedness for $5,408, term loan for $2,776, compensation amounts due to related parties of $60,492 and related party payables of $22,790.

At February 28, 2015, we had negative working capital of $313,558 and an accumulated deficit of $376,778.

Net cash flow from operating activities

For the nine month period ended February 28, 2015, we used $115,400 (prior period used $55,135) in operating activities. Our net loss of $195,293 and an increase in customer deposits of $88,066 was the main components of our negative operating cash flow offset mainly by an increase in accounts payable and accrued expenses of $165,716.

Net cash flow from investing activities

Net cash used in investing activities for the nine month period ended February 28, 2015 was $2,103 for the purchase of property and equipment (prior period provided $3,449 in cash).

Net cash flow from financing activities

Net cash provided by financing activities for the nine month period ended February 28, 2015 was $85,167 (prior period provided $40,278). Our positive cash flow for this period was largely the result of advances and the exercise of warrants.

Satisfaction of Our Cash Obligations for the Next 12 Months

We have no cash as of February 28, 2015 and we have negative working capital. We have a net loss for the three and nine months ended February 28, 2015 and we have experienced losses since our inception. We are behind in our payment obligations to our accountant, audit and legal professionals. We also have accrued and unpaid management fees owing to our two directors.

In order to achieve our strategic objectives, we will need additional financing. We are therefore seeking additional funding between US$2 - $3 million to expand current DOOH networks and for immediate acquisitions. The proceeds, if obtained, will be utilized for capital equipment, acquisitions and maintaining overheads related to growth. The majority of proceeds will allocated towards TVs, Media Players and Turnkey Installations in pre-determined locations.

The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of February 28, 2015, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. We have limited operating history and have an accumulated deficit of $376,778 as of February 28, 2015. This raises substantial doubt as to our continuance as a going concern, which is dependent upon its ability to obtain adequate financing and to reach profitable cash flow from operations.

We have a working capital deficit of $342,936 and bank indebtedness of $5,408 as at February 28, 2015. Our future is dependent upon our ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through private placements and public offering of our capital stock. These conditions raise substantial doubt about our ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that we will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of property and equipment and contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for the Company on June 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

No other new accounting pronouncements issued or with effective dates during 2015 had or are expected to have a material impact on the Company's consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 28, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2015, in connection with the Exchange, we issued 70,000,000 shares of our common stock to the holders of Tech 9’s common stock in exchange for their shares of Tech 9.

On January 8, 2015, in connection with the Conveyance Agreement with our prior officers and directors, they agreed to cancel their collective 45,000,000 shares in our company.

On February 17, 2015, 66,666 warrants were exercised at $0.15 per share resulting in 66,666 shares of common stock issued for $10,000 in cash.

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

During the fiscal quarter ended February 28, 2015, 66,666 warrants were exercised at $0.15 per share, resulting in 66,666 shares of common stock being issued for $10,000 in cash.

The above issuances were exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder, and Regulation S of the Securities Act. For offshore issuances, each purchaser represented to us that the purchaser was a Non-US Person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perk International Inc.

Date:	April 20, 2015	By:
Robert Oswald
		Title:	President, Chief Executive Officer and Director

