Form 10-Q
period 2020-08-31
Perk International Inc.
filed 2021-04-01
CIK 1579717

(Table of Contents)

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from __________ to __________

Commission file number:  000-56184

PERK INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-2622704
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2375 East Camelback Rd., Suite 600, Phoenix, AZ	85016
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 358-7505

                    N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities to be registered under Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 31, 2021, the issuer had 227,203,331 shares of its common stock issued and outstanding.

2

ITEM 1. FINANCIAL STATEMENTS

3

PERK INTERNATIONAL INC.

BALANCE SHEETS

(Unaudited)

	August 31, 2020	May 31, 2020
ASSETS	(Unaudited	(Audited)
Current Assets:
Cash	$–	$–
Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$361,149	$343,319
Accrued interest	14,727	962
Due to related parties	28,984	24,340
Loans payable	71,268	71,268
Note payable	39,749	39,749
Total Current Liabilities	515,877	479,638
Total Liabilities	515,877	479,638

Commitments and contingencies	–	–

Stockholders' Deficit:
Common Stock, par value $0.001, 250,000,000 shares authorized; 227,203,331 shares issued and outstanding	22,720	22,720
Additional paid-in capital	1,028,408	1,028,408
Accumulated deficit	(1,567,005)	(1,530,766)
Total Stockholders' Deficit	(515,877)	(479,638)
Total Liabilities and Stockholders' Deficit	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

PERK INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended August 31,
	2020	2019
Operating Expenses:
General and administrative	$22,474	$747
Total operating expenses	22,474	747

Loss from operations	$(22,474)	$(747)

Other expense:
Interest expense	(13,765)	(224)
Total other expense	(13,765)	(224)

Net loss before provision for income tax	(36,239)	(971)
Provision for income tax	–	–
Net Loss	$(36,239)	$(971)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	227,203,331	227,203,331

The accompanying notes are an integral part of these unaudited financial statements.

PERK INTERNATIONAL INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED AUGUST 31, 2019 AND 2020

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, May 31, 2019	227,203,331	$22,720	$1,028,408	$(1,526,083)	$(474,955)
Net Loss	–	–	–	(971)	(971)
Balance, August 31, 2019	227,203,331	$22,720	$1,028,408	$(1,527,054)	$(475,926)

Balance, May 31, 2020	227,203,331	$22,720	$1,028,408	$(1,530,766)	$(479,638)
Net Loss	–	–	–	(36,239)	(36,239)
Balance, August 31, 2020	227,203,331	$22,720	$1,028,408	$(1,567,005)	$(515,877)

The accompanying notes are an integral part of these financial statements.

PERK INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended August 31,
	2020	2019
Cash flows from operating activities:
Net Loss	$(36,239)	$(971)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	17,830	747
Accrued interest	13,765	224
Net cash used in operating activities	(4,644)	–

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Cash advances from a related party	4,644	–
Net cash provided by financing activities	4,644

Net increase (decrease) in cash	–	–

Cash, beginning of period	–	–

Cash, end of period	$–	$–

Supplemental disclosure of cash flow information:
Cash paid for taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

PERK INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Perk International Inc. (“the Company” or “Perk”) was incorporated under the laws of the State of Nevada on April 10, 2013. The Company is an acquisition, sales management company for early stage, high growth businesses and technologies in the health care industry. The Company has developed specific criteria and standards that must be met by each acquisition candidate. Once identified, the Company will engage its highly seasoned and well-trained team of industry professionals to perform thorough due diligence on the potential acquisition partner. Following successful due diligence, Perk will send in its M & A team to structure and present an attractive proposal to the selling entity.

On February 22, 2019, Marcus Southworth became, President, Secretary, Treasurer and Director of Perk International Inc.

On April 27, 2020, Certification and Notice of Termination of Registration Under Section 12(g) of The Securities Exchange Act of 1934 of Duty to File Reports Under Sections 13 and 15 (d) of the Securities Exchange Act of 1934.

On April 30, 2020 Marcus resigned from, President, Secretary, Treasurer and Director of Perk International Inc. Mr. Southworth no longer holds any officer position with Perk International Inc.

On April 30, 2020, Nelson Grist became the sole director of Perk International Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending May 31, 2021. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Financial Statements for the year ended May 31, 2020.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated useful lives of property and equipment.  Actual results could differ from those estimates.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has adopted this accounting standard update.

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The guidance is effective for interim and annual periods beginning after December 15, 2018.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company’s unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $1,567,005, ($1,000,000 of which is from non-cash stock compensation expense). These conditions raise substantial doubt about the company’s ability to continue as a going concern. The Company will engage in limited activities without incurring significant liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - LOANS PAYABLE

On July 24, 2013 the Company obtained a term loan for an amount of CAD $18,800 repayable in 59 monthly installments of CAD $367.63 including interest and principal and bears interest at 6.5% per annum (prime plus 3.5% per annum). The loan is secured by a personal guarantee of a director. As of August 31, 2020 and May 31, 2020, there is a balance due on this loan of $10,776 and $10,776, respectively. This loan is in default.

As of August 31, 2020 and May 31, 2020, the Company owes $39,991 and $39,991, respectively, to a third party for a loan that was received during the quarter ended February 28, 2015. This loan is in default.

As of August 31, 2020, and May 31, 2020, the Company owes $20,501 and $20,501, respectively, to a third party for a loan that was received during the quarter ended February 28, 2015. This loan is in default.

NOTE 5 - NOTES PAYABLE

On November 3, 2016, the Company received a $25,000 loan from Securities Compliance Group, Ltd. The note is unsecured, bears interest at 25% and was due upon the final order of dismissal of the custodianship. This note is in default.

On May 2, 2019, the Company executed a promissory note with Kim Southworth in the amount of $14,749. The loan is due either on demand or within five years and carries an interest rate of 6%, compounded annually. As of August 31, 2020, and May 31, 2020, there is $1,200 and $962 of interest accrued on this loan, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of August 31, 2020 and May 31, 2020, the Company had a payable to a related party for $22,790 and $22,790, respectively, which is unsecured and due on demand.

As of August 31, 2020 and May 31, 2020, the Company owed the CEO $6,194 and $1,550 for cash advances to the Company. The advances were used to pay for certain operating expenses. They are unsecured, non-interest bearing and due on demand.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the unaudited financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and related notes thereto included in Part I, Item 1, above.

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

our future strategic plans;

our future operating results;

our business prospects;

our contractual arrangements and relationships with third parties;

the dependence of our future success on the general economy;

our possibility of not successfully raising future financings; and

the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Business Overview

General

Perk International, Inc. is an acquisition, sales management company for early stage, high growth businesses and technologies in the health care industry. The Company has developed specific criteria and standards that must be met by each acquisition candidate. Once identified, the Company will have access to highly seasoned and well-trained team of industry professionals to perform thorough due diligence on the potential acquisition partner. Following successful due diligence, Perk International, Inc. We will be able to consult with M & A advisors to structure and present an attractive proposal to the selling entity.

Perk International, Inc., now feels very comfortable in entering the rapidly growing health care market. It is estimated that Holistic and other natural and organic ingredients are believed to provide many medical benefits. It has been reported that Holistic and CBD oil can treat hundreds of medical issues such as anxiety, depression, pain, arthritis, insomnia, anorexia, heart disease, diabetes, asthma, several types of cancer, Alzheimer’s, dementia and epilepsy, just to name a few.

Our Objective

It is the objective of Perk International, Inc. to control every aspect of the natural and organic farming industry from growth to extraction and distribution. This will enable us to avoid risking stagnant or contaminated biomass because of third party extraction labs being at full capacity.

Perk International, Inc., has designed its future into a 3-stage rollout:

1.	Grow and distribute high grade, certified natural and organic ingredients.

2.	Own processing facilities to dry biomass, extract hemp oil and refine to pharmaceutical grade CBD oils.

3.	Provide international wholesale distribution of natural and organic health care products with and without CBD.

To reach this objective we have hand-picked a team of industry professionals from experienced hemp farmers, bioengineers, extraction experts and other related industry professionals.

Our ultimate objective is to achieve exceptional multiples in growth, valuation and revenue to Perk International, “Inc. and its shareholders.

4

Results of Operation for the Three Months Ended August 31, 2020 and 2019

General and administrative

For the three months ended August 31, 2020 we incurred $22,474 of general and administrative expense compared to $747 for the three months ended August 31, 2019. In the current period we incurred $21,600 of audit expense for services related to our year end audit and the filing of our Form 10.

Other expense

For the three months ended August 31, 2020, we had interest expense of $13,765 compared to interest income of $224 for the three months ended August 31, 2019. The increase in interest expense is due to the accrual of interest on our note with Securities Compliance Group, Ltd.

Net loss

For the three months ended August 31, 2020, the Company had a net loss of $36,239 as compared to $971 in the prior period. Our increase in net loss is attributed to the increased interest expense and professional fees.

Liquidity and Capital Resources

For the three months ended August 31, 2020 we used $4,644 in operations compared to $0 in the prior period. The $4,644 was advanced to the Company by our CEO.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.  Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

5

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended August 31, 2020.

The following aspects of the Company were noted as potential material weaknesses:

• lack of an audit committee

• lack of segregation of duties

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended August 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item; however, due to the current circumstance we have chosen to include the following risk factor.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

6

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended August 31, 2020 formatted in Extensible Business Reporting Language (XBRL).

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2021	By:	/s/ Nelson Grist
	Name:	Nelson Grist
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

8