Form 10-Q
period 2020-11-30
Perk International Inc.
filed 2021-04-09
CIK 1579717

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 2, 2021, the issuer had 227,203,331 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PERK INTERNATIONAL INC.

BALANCE SHEETS

(Unaudited)

	November 30, 2020	May 31, 2020
	(Unaudited	(Audited)
ASSETS
Current Assets:
Cash	$50	$–
Total Assets	$50	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$362,650	$343,319
Accrued interest	16,519	962
Due to related parties	30,093	24,340
Loans payable	71,268	71,268
Note payable	39,749	39,749
Total Current Liabilities	520,279	479,638
Total Liabilities	520,279	479,638

Commitments and contingencies	–	–

Stockholders' Deficit:
Common Stock, par value $0.001, 250,000,000 shares authorized; 227,203,331 shares issued and outstanding	22,720	22,720
Additional paid-in capital	1,028,408	1,028,408
Accumulated deficit	(1,571,357)	(1,530,766)
Total Stockholders' Deficit	(520,229)	(479,638)
Total Liabilities and Stockholders' Deficit	$50	$–

The accompanying notes are an integral part of these unaudited financial statements.

PERK INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2020	2019	2020	2019
Operating Expenses:
General and administrative	$2,559	$747	$25,033	$1,494
Total operating expenses	2,559	747	25,033	1,494

Loss from operations	(2,559)	(747)	(25,033)	(1,494)

Other expense:
Interest expense	(1,793)	(222)	(15,558)	(446)
Total other expense	(1,793)	(222)	(15,558)	(446)

Net loss before provision for income tax	(4,352)	(969)	(40,591)	(1,940)
Provision for income tax	–	–	–	–
Net Loss	$(4,352)	$(969)	$(40,591)	$(1,940)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	227,203,331	227,203,331	227,203,331	227,203,331

The accompanying notes are an integral part of these unaudited financial statements.

PERK INTERNATIONAL INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2019 AND 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, May 31, 2019	227,203,331	$22,720	$1,028,408	$(1,526,083)	$(474,955)
Net Loss	–	–	–	(971)	(971)
Balance, August 31, 2019	227,203,331	22,720	1,028,408	(1,527,054)	(475,926)
Net Loss	–	–	–	(969)	(969)
Balance, November 30, 2019	227,203,331	$22,720	$1,028,408	$(1,528,023)	$(476,895)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, May 31, 2020	227,203,331	$22,720	$1,028,408	$(1,530,766)	$(479,638)
Net Loss	–	–	–	(36,239)	(36,239)
Balance, August 31, 2020	227,203,331	22,720	1,028,408	(1,567,005)	$(515,877)
Net Loss	–	–	–	(4,352)	(4,352)
Balance, November 30, 2020	227,203,331	$22,720	$1,028,408	$(1,571,357)	$(520,229)

The accompanying notes are an integral part of these unaudited financial statements.

PERK INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended November 30,
	2020	2019
Cash flows from operating activities:
Net Loss	$(40,591)	$(1,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	19,330	1,494
Accrued interest	15,558	446
Net cash used in operating activities	(5,703)	–

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Cash advances from a related party	5,753	–
Net cash provided by financing activities	5,753

Net increase in cash	50	–

Cash, beginning of period	–	–

Cash, end of period	$50	$–

Supplemental disclosure of cash flow information:
Cash paid for taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

PERK INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2020

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

NOTE 3 - GOING CONCERN

The Company’s unaudited financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $1,571,357, ($1,000,000 of which is from non-cash stock compensation expense). These conditions raise substantial doubt about the company’s ability to continue as a going concern. The Company will engage in limited activities without incurring significant liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - LOANS PAYABLE

On July 24, 2013 the Company obtained a term loan for an amount of CAD $18,800 repayable in 59 monthly installments of CAD $367.63 including interest and principal and bears interest at 6.5% per annum (prime plus 3.5% per annum). The loan is secured by a personal guarantee of a director. As of November 30, 2020 and May 31, 2020, there is a balance due on this loan of $10,776 and $10,776, respectively. This loan is in default.

As of November 30, 2020 and May 31, 2020, the Company owes $39,991 and $39,991, respectively, to a third party for a loan that was received during the quarter ended February 28, 2015. This loan is in default.

As of November 30, 2020, and May 31, 2020, the Company owes $20,501 and $20,501, respectively, to a third party for a loan that was received during the quarter ended February 28, 2015. This loan is in default.

NOTE 5 - NOTES PAYABLE

On November 3, 2016, the Company received a $25,000 loan from Securities Compliance Group, Ltd. The note is unsecured, bears interest at 25% and was due upon the final order of dismissal of the custodianship. As of November 30, 2020, and May 31, 2020, there is $15,086 and $0 of interest accrued on this loan, respectively. This note is in default.

On May 2, 2019, the Company executed a promissory note with Kim Southworth in the amount of $14,749. The loan is due either on demand or within five years and carries an interest rate of 6%, compounded annually. As of November 30, 2020, and May 31, 2020, there is $1,433 and $962 of interest accrued on this loan, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of November 30, 2020 and May 31, 2020, the Company had a payable to a related party for $22,790 and $22,790, respectively, which is unsecured and due on demand.

As of November 30, 2020 and May 31,2020, the Company owed the CEO $7,303 and $1,550 for cash advances to the Company. The advances were used to pay for certain operating expenses. They are unsecured, non-interest bearing and due on demand.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the unaudited financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On March 17, 2021, the Company amended its Articles of Incorporation increasing its authorized common stock from 250,000,000 to 950,000,000 shares.

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

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

•	our future strategic plans;
•	our future operating results;
•	our business prospects;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy;
•	our possibility of not successfully raising future financings; and
•	the adequacy of our cash resources and working capital.

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

Results of Operation for the Three Months Ended November 30, 2020 and 2019

General and administrative

For the three months ended November 30, 2020 we incurred $2,559 of general and administrative expense compared to $747 for the three months ended November 30, 2019. The increase is primarily due $1,500 for accounting expense in the current period.

Other expense

For the three months ended November 30, 2020, we had interest expense of $1,793 compared to interest income of $222 for the three months ended November 30, 2019. The increase in interest expense is due to the accrual of interest on our note with Securities Compliance Group, Ltd.

Net loss

For the three months ended November 30, 2020, the Company had a net loss of $4,352 as compared to $969 in the prior period. Our increase in net loss is attributed to the increased interest expense and professional fees.

Results of Operation for the Six Months Ended November 30, 2020 and 2019

General and administrative

For the six months ended November 30, 2020 we incurred $25,033 of general and administrative expense compared to $1,494 for the six months ended November 30, 2019. In the current period we incurred $1,500 of accounting expense and $21,600 of audit fees for services related to our year end audit and the filing of our Form 10.

Other expense

For the six months ended November 30, 2020, we had interest expense of $15,558 compared to interest expense of $446 for the six months ended November 30, 2019. The increase in interest expense is due to the accrual of interest on our note with Securities Compliance Group, Ltd.

Net loss

For the six months ended November 30, 2020, the Company had a net loss of $40,591 as compared to $1,940 in the prior period. Our increase in net loss is attributed to the increased interest expense and professional fees.

Liquidity and Capital Resources

For the six months ended November 30, 2020 we used $5,703 in operations compared to $0 in the prior period. The $5,703 was advanced to the Company by our CEO.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended November 30, 2020.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended November 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

101	Quarterly Report on Form 10-Q for the quarter ended November 30, 2020 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 9, 2021	By:	/s/ Nelson Grist
	Name:	Nelson Grist
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

