Form 10-K
period 2021-05-31
Perk International Inc.
filed 2022-07-01
CIK 1579717

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-56184

PERK INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-2622704
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2375 East Camelback Rd., Suite 600, Phoenix, AZ	85016
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 358-7505

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 17, 2022, the registrant had 227,203,331 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 17, 2022.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

Unless the context indicates otherwise, as used in this Annual Report, the terms “Perk” “we,” “us,” “our,” “our company” and “our business” refer, to Perk International, Inc. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Corporate History

On April 10, 2013, Articles of Incorporation were filed for Perk International Inc., with the Nevada Secretary of State.

On April 10, 2013, the Initial List of Officers, Directors, and Resident Agent of Perk International, Inc. was filed with the Nevada Secretary of State, naming Andrew Gaudet as Director, Chairman, President and CFO, and Leon Golden as Director, CFO and Secretary.

On February 6, 2015, Andrew Gaudet resigned his office of Vice President with Perk International, Inc. As a result, Mr. Gaudet no longer holds any officer position with Perk International Inc.

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

Perk International, Inc., now feels very comfortable in entering the rapidly growing health care market. It is estimated that Holistic and other natural and organic ingredients are believed to provide many medical benefits. It has been reported that Holistic and Natural Ingredients may be able to treat hundreds of medical issues.

OUR OBJECTIVE

It is the objective of Perk International, Inc. to control every aspect of the natural and organic farming industry from growth to extraction and distribution. This will enable us to avoid risking stagnant or contaminated biomass because of third party extraction labs being at full capacity.

Perk International, Inc., has designed its future into a 3-stage rollout:

1.	Grow and distribute high grade, certified natural and organic ingredients.

2.	Own or invest in facilities to manufacturer skincare and supplements

3.	Provide international wholesale distribution of natural and organic health care products and acquire and open Med Spa’s through the United States and the World.

To reach this objective we have hand-picked a team of industry professionals from experience

Our ultimate objective is to achieve exceptional multiples in growth, valuation and revenue to Perk International, “Inc. and its shareholders.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

There are no material claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

We are currently listed under the symbol “PRKI” on the Pink Open Market (f/k/a OTC Pink) published by OTC Markets Group, Inc. (“OTC Pink”), where an established public trading market for our common stock does not yet exist.

At June 3, 2022 there were approximately 25 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is VStock Transfer, 18 Lafayette Pl, Woodmere, NY 11598. Their telephone number is (212) 828-8436.

Dividend Policy

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Recent Issuance of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our d financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward- looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Year Ended May 31, 2021 Compared to the Year Ended May 31, 2020

Revenue

During the years ended May 31, 2021 and 2020 we did not generate any revenue.

General and Administrative Expenses

For the year ended May 31, 2021, we had $20,744 in general and administrative expenses compared to $3,791 for the year ended May 31, 2020, an increase of $16,953 or 447.1%. Our primary expenses in 2021 was for transfer agent, filing fees, investor relation expense and other office expense.

Professional Fees

For the year ended May 31, 2021, we had $36,920 in professional fees compared to $0 for the year ended May 31, 2020, an increase of $36,920. Professional fees consist of legal, audit and accounting fee, all of which increased in the current year.

Other Income/Expense

For the year ended May 31, 2021, we had total other income of $425,705, compared to an expense of $13,050 for the year ended May 31, 2020. In the current year we had interest expense of $7,902 and a gain on extinguishment of debt of $433,607. In the prior period we had interest expense of $13,050.

Net Income (Loss)

For the year ended May 31, 2021, we had net income of $368,041 compared to a net loss of $16,841 for the year ended May 31, 2020. We had net income in the current year due to the gain on extinguishment of debt.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the year ended May 31, 2021, we used $30,679 of cash in operating activities compared to $1,550 for the year ended May 31, 2020. Use of cash increased with increased expenses as discussed above.

Cash Flows from Financing Activities

For the year ended May 31, 2021, net cash provided by financing activities was $59,613. For the year ended May 31, 2020, net cash provided by financing activities was $1,550.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs for the next fiscal year and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopting and issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Perk International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Perk International, Inc. (the “Company”) as on May 31, 2021, the related statement of operations, changes in stockholders’ deficit and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 of the financial statements, the Company has an accumulated deficit of $1,174,883 and working capital deficit of $123,755 as of May 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this uncertainty are also described in the Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statement. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The Critical Audit Matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ AJSH & Co LLP

AJSH & Co LLP

We have served as the Company’s auditor since 2022.

New Delhi, India

July 1, 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Perk International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Perk International, Inc. (the "Company") as of May 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

July 14, 2020

PERK INTERNATIONAL INC.

BALANCE SHEETS

	May 31, 2021	May 31, 2020
ASSETS
Current Assets:
Cash	$28,934	$–
Total Assets	$28,934	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$29,755	$343,319
Accrued interest	22,022	13,120
Due to related parties	9,163	24,340
Loans payable	–	71,268
Notes payable	91,749	39,749
Total Current Liabilities	152,689	491,796
Total Liabilities	152,689	491,796

Commitments and contingencies	–	–

Stockholders' Deficit:
Common Stock, par value $0.001, 950,000,000 and 250,000,000 shares authorized, respectively; 227,203,331 and 227,203,331 shares issued and outstanding, respectively	22,720	22,720
Additional paid-in capital	1,028,408	1,028,408
Accumulated deficit	(1,174,883)	(1,542,924)
Total Stockholders' Deficit	(123,755)	(491,796)
Total Liabilities and Stockholders' Deficit	$28,934	$–

The accompanying notes are an integral part of these financial statements.

PERK INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2021	2020
Operating Expenses:
General and administrative	$20,744	$3,791
Professional fees	36,920	–
Total operating expenses	57,664	3,791

Loss from operations	$(57,664)	$(3,791)

Other income (expense):
Interest expense	(7,902)	(13,050)
Gain on extinguishment of debt	433,607	–
Total other income (expense)	425,705	(13,050)

Net income (loss) before provision for income tax	368,041	(16,841)
Provision for income tax	–	–
Net Income (Loss)	$368,041	$(16,841)

Income (loss) per share, basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding, basic and diluted	227,203,331	227,203,331

The accompanying notes are an integral part of these financial statements.

PERK INTERNATIONAL INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MAY 31, 2021 AND 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, May 31, 2019	227,203,331	$22,720	$1,028,408	$(1,526,083)	$(474,955)
Net Loss	–	–	–	(16,841)	(16,841)
Balance, May 31, 2020	227,203,331	22,720	1,028,408	(1,542,924)	(491,796)
Net income	–	–	–	368,041	368,041
Balance, May 31, 2021	227,203,331	$22,720	$1,028,408	$(1,174,883)	$(123,755)

The accompanying notes are an integral part of these financial statements.

PERK INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$368,041	$(16,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(433,607)	–
Changes in operating assets and liabilities:
Accounts payable	25,985	2,241
Accrued interest	8,902	13,050
Net cash used in operating activities	(30,679)	(1,550)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Cash advances from a related party	7,613	1,550
Proceeds from loan payable	52,000	–
Net cash provided by financing activities	59,613	1,550

Net increase in cash	28,934	–

Cash, beginning of year	–	–

Cash, end of year	$28,934	$–

Supplemental disclosure of cash flow information:
Cash paid for taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these financial statements.

PERK INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On April 30, 2020, Nelson Grist became the sole director of Perk International Inc.

On April 13, 2021, the Company filed its Form 10 (Amendment No. 7).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended May 31, 2021 or 2020.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at May 31, 2021 and 2020.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares as of May 31, 2021 and 2020.

Stock-based compensation

We account for equity-based transactions with employees and non-employees under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (Topic 718), which establishes that equity-based payments to employees and non-employees are recorded at the grant date the fair value of the equity instruments the entity is obligated to issue when the employees and non-employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Topic 718 also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in these share-based payment transactions. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in FASB ASC Topic 718.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has chosen the early adoption of ASU 2020-06. The adoption of ASU 2020-06, had a material effect on the Company’s financial statements. If the standard was not early adopted the Company would have recognized the full OID on its convertible notes.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company has an accumulated deficit of $1,174,883 and a working capital deficit of $123,755 as of May 31, 2021. The Company has an accumulated deficit of $1,542,924 and a working capital deficit of $491,796 as of May 31, 2020. The Company will engage in limited activities without incurring significant liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 – ACCOUNTS PAYABLE

During the year ended May 31, 2021, accounts payable of $339,549 have been written off as time barred debt per the applicable statute of limitations and are included in other income – gain on extinguishment of debt.

NOTE 5 – LOANS PAYABLE

On July 24, 2013 the Company obtained a term loan for an amount of CAD $18,800 repayable in 59 monthly installments of CAD $367.63 including interest and principal and bears interest at 6.5% per annum (prime plus 3.5% per annum). As of May 31, 2021 and 2020, there is a balance due on this loan of $0 and $10,776, respectively.

As of May 31, 2021 and 2020, the Company owes $0 and $39,991, respectively, to a third party for a loan that was received during the quarter ended February 28, 2015.

As of May 31, 2021 and 2020, the Company owes $0 and $20,501, respectively, to a third party for a loan that was received during the quarter ended February 28, 2015.

During the year ended May 31, 2021, all of the above loans have been written off as time barred debt per the applicable statute of limitations and are included in other income – gain on extinguishment of debt.

NOTE 6 – NOTES PAYABLE

On November 3, 2016, the Company received a $25,000 loan from Securities Compliance Group, Ltd. The note is unsecured, bears interest at 25% and was due upon the final order of dismissal of the custodianship. On October 20, 2022, the note was assigned to Kim Southworth. As of May 31, 2021 and 2020, there is $18,202 and $11,953 of interest accrued on this loan, respectively. The $11,953 of accrued interest pertains to the period from July 2018 through December 2020. This note is in default.

On May 2, 2019, the Company executed a promissory note with Kim Southworth in the amount of $14,749. The loan is due either on demand or within five years and carries an interest rate of 6%, compounded annually. As of May 31, 2021 and 2020, there is $1,905 and $962 of interest accrued on this loan, respectively.

On December 16, 2020, the Company received a $12,000 loan from GPL Ventures, LLC. The note is unsecured, bears interest at 10% and matures on December 16, 2021. As of May 31, 2021, there is $546 of interest accrued on this loan.

On March 17, 2021, the Company received a $10,000 loan from GPL Ventures, LLC. The note is unsecured, bears interest at 10% and matures on March 17, 2022. As of May 31, 2021 and 2020, there is $1,205 ($1,000 of which is related to processing fees) and $205 of interest accrued on this loan, respectively.

On May 11, 2021, the Company received a $30,000 loan from GPL Ventures, LLC. The note is unsecured, bears interest at 10% and matures on May 11, 2022. As of May 31, 2021, there is $164 of interest accrued on this loan.

NOTE 7 – COMMON STOCK

On March 17, 2021, the Company amended its Articles of Incorporation increasing its authorized common stock from 250,000,000 to 950,000,000 shares.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended May 21, 2021, the payable to a former related party of $22,790 was written off as time barred debt per the applicable statute of limitations and are included in other income – gain on extinguishment of debt.

As of May 31, 2021 and 2020, the Company owed the CEO $9,163 and $1,550 for cash advances to the Company. The advances were used to pay for certain operating expenses. They are unsecured, non-interest bearing and due on demand.

NOTE 9 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used.

Net deferred tax assets consist of the following components as of May 31:

	2021	2020
Deferred tax assets:
NOL Carryover	$1,100	$5,500
Related Party Accruals	2,400	6,300
Less: valuation allowance	(3,500)	(11,800)
Net deferred tax asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended May 31, due to the following:

	2021	2020
Deferred Tax Assets:
Book Income (Loss)	$77,300	$(3,500)
Related Party Accruals	(3,200)	300
Other nondeductible expenses	(91,100)	–
Less valuation allowance	17,000	3,200
Income tax provision	$–	$–

At May 31, 2021, the Company had net operating loss carry forwards of approximately $1,100 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the May 31, 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016.

NOTE 10 – CORRECTION OF AN ERROR

During 2021, the Company discovered that interest expense was wrongly recorded in the financial statements for the year ended May 31, 2020. Consequently, interest expenses and the related liability were understated. These errors have now been corrected by restating each of the affected financial statement line items for prior periods. The previous year audited numbers and restated numbers are as follows:

As of May 31, 2020
	As Reported	Adjusted	As Restated
Accounts payable	$343,319	$–	$343,319
Accrued interest	962	12,158	13,120
Due to related parties	24,340	–	24,340
Loans payable	71,268	–	71,268
Notes payable	39,749	–	39,749
Total current liabilities	479,638	12,158	491,796

Common stock	22,720	–	22,720
Additional paid-in capital	1,028,408	–	1,028,408
Accumulated deficit	(1,530,766)	–	(1,542,924)
Total stockholders' deficit	(479,638)	(12,158)	(491,796)
Total liabilities and stockholders' equity	$–	$–	$–

	For the Year Ended May 31, 2020
	As Reported	Adjustment	As Restated
Operating Expenses:
General and administration expenses	3,791	–	3,791
Total operating expense	3,791	–	3,791
Loss from operations	(3,791)	–	(3,791)

Other expense:
Interest expense	(892)	(12,158)	(13,050)
Total other expense	(892)	(12,158)	(13,050)

Net Loss	$(4,683)	$(12,158)	$(16,841)

Net loss per share	$(0.00)	$–	$(0.00)

Weighted average shares outstanding—basic and diluted	227,203,331	–	227,203,331

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On January 17, 2022, the Company issued a Convertible Promissory Note to a third party in the amount of $100,000. The note bears interest at 10% per annum and matures on June 17, 2022. The Note is convertible into shares of the Company’s common stock at $0.0001 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 21, 2022, the Company dismissed BF Borgers CPA, PC as the Company’s independent registered public accounting firm and appointed AJSH & Co, LLP as the Company’s independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

 Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended May 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. In addition, we engaged accounting consultants to assist in the preparation of our financial statements. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were not effective as of May 31, 2021.

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial data:

●	Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, and (c) we properly account for complex or unusual transactions
●	Due to our size and scope of operations, we currently do not have an independent audit committee in place
●	Due to our size and limited resources, we have not properly documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations, which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process, which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended May 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name	Age	Position
Nelson Grist	54	President, Chief Executive Officer, CFO, Treas, Sec. and Member of Board of Directors (Principal Executive, Financial and Accounting Officer)

Nelson Grist

Mr. Grist is a highly accomplished, result-driven Entrepreneur with more than 29 years of business experience, including extensive work in raising capital (equity and debt), marketing and corporate finance. Mr. Grist is well versed in Securities Exchange Commission (“SEC”) rules and regulations. In addition, Mr. Grist has demonstrated the ability to streamline business operations that drive growth and increase efficiency and bottom-line profits. Mr. Grist has strong qualifications in developing and implementing financial controls and processes in addition to productivity improvements and change management.

Mr. Grist currently serves as the Chief Executive Officer and member of the Board of Directors of Perk International, Inc. He has held these positions since July 2020. Additionally, Mr. Grist has served as Chief Executive Officer and member of the Board of Directors of For the Earth Corp since 2008. For the Earth Corp markets and sells Natural and Organic Household Cleaners. Mr. Grist currently serves as the Chief Executive Officer and President of XGAURD360 Corporation. He has held these positions since October 2019. XGAURD360 Corporation provides sanitization services for high school athletic teams.

Mr. Grist built the foundation of his career at the HJ Heinz Company from 1991 to 2000. Mr. Grist began his career at HJ Heinz Company as a Sales Representative and was eventually promoted to National Sales Manager. Mr. Grist implemented several innovative programs that resulted in significant increased sales throughout his assigned territory. Further, Mr. Grist added several cost-cutting measures to the marketing of Heinz products that contributed to the increased profitability of the overall company.

Mr. Grist also served as a Senior Business Manager for Daymon Worldwide. Mr. Grist was charged with developing new product lines for marketing clients. Mr. Grist also developed marketing plans for clients to increase strategic growth.

Mr. Grist has a demonstrated track record of driving profitable growth, collaborating with cross-functional operations, finance, R&D, culinary, and brand management teams. Mr. Grist has strong analytical and financial acumen. Mr. Grist is well versed in creation and execution of aggressive business plans, budget and strategy.

Mr. Grist obtained his Bachelor of Business Administration in Marketing from the State University of New York in Plattsburgh, New York.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the years ended May 31, 2021 and 2020:

Name and Principal Position	Fiscal Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Nelson Grist	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Nelson Grist compensation will be Zero (0) until funding has been secured. Once funding has been secured the compensation will be a base salary of $70,000 per year.

We do not have an audit or compensation committee comprised of independent directors as our Company qualifies for an exemption from these requirements. Indeed, we do not have any audit or compensation committee. These functions are performed by our Board of Directors as a whole.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 15, 2022, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

	Address	Amount and Nature of Beneficial Ownership	Percent of class
Directors and Officers		Common Stock
Nelson Grist - CEO	4114 Nth 28th Street Phoenix, AZ 85016	125,000,000	55.02%
All directors and executive officers as a group (1 person)		125,000,000	55.02%
Matt O’Brien	244 Berry St Shelburne ON L9V 3E1 Canada	35,000,000	15.4%
Robert J. Oswald	1099 Mesa Crescent Mississauga ON L5H 4B3 Canada	35,000,000	15.4%
All other persons (2 persons)		70,000,000	30.8%

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Related Party Transactions

As of May 31, 2021 and 2020, the Company owed the CEO $9,163 and $1,550 for cash advances to the Company. The advances were used to pay for certain operating expenses. They are unsecured, non-interest bearing and due on demand.

Other than the foregoing, neither the director nor executive officer of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors consent; and
•	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by BF Borgers CPA PC, a professional corporation for the audit of the Company’s annual financial statements during the fiscal years ended May 31, 2021 and 2020 and fees billed for other services rendered during those periods. All services reflected in the following fee table for 2021 and 2020 were pre-approved, respectively, in accordance with the policy of the Board.

	May 31, 2021	May 31, 2020
Audit fees	$21,600	$0
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total Fees	$21,600	$0

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Audit Fees

Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns for the year ended May 31, 2021.

All Other Fees

Consist of fees for product and services other than the services reported above.

In its capacity, the Board pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. FORM OF 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perk International, Inc.
Dated: July 1, 2022	By: /s/ Nelson Grist
Nelson Grist, Chief Executive Officer

