Form 10-Q
period 2021-11-30
Perk International Inc.
filed 2022-07-01
CIK 1579717

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended November 30, 2021

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

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PERK INTERNATIONAL INC.

CONDENSED BALANCE SHEETS

	November 30, 2021	May 31, 2021
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$287	$28,934
Total Assets	$287	$28,934

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$22,000	$29,755
Accrued interest	28,264	22,022
Due to related parties	9,163	9,163
Notes payable	91,749	91,749
Total Current Liabilities	151,176	152,689
Total Liabilities	151,176	152,689

Commitments and contingencies	–	–

Stockholders' Deficit:
Common Stock, par value $0.001, 950,000,000 shares authorized; 227,203,331 and 227,203,331 shares issued and outstanding, respectively	22,720	22,720
Additional paid-in capital	1,028,408	1,028,408
Accumulated deficit	(1,202,017)	(1,174,883)
Total Stockholders' Deficit	(150,889)	(123,755)
Total Liabilities and Stockholders' Deficit	$287	$28,934

The accompanying notes are an integral part of these condensed unaudited financial statements.

PERK INTERNATIONAL INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2021	2020	2021	2020
Operating Expenses:
General and administrative	$7,273	$2,559	$20,892	$25,033
Total operating expenses	7,273	2,559	20,892	25,033

Loss from operations	$(7,273)	$(2,559)	$(20,892)	$(25,033)

Other expense:
Interest expense	(3,104)	(2,043)	(6,242)	(4,108)
Total other expense	(3,104)	(2,043)	(6,242)	(4,108)

Net loss before provision for income tax	(10,377)	(4,602)	(27,134)	(29,141)
Provision for income tax	–	–	–	–
Net Loss	$(10,377)	$(4,602)	$(27,134)	$(29,141)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	227,203,331	227,203,331	227,203,331	227,203,331

The accompanying notes are an integral part of these condensed unaudited financial statements.

PERK INTERNATIONAL INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2022 AND 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2021	227,203,331	$22,720	$1,028,408	$(1,174,883)	$(123,755)
Net loss	–	–	–	(16,757)	(16,757)
Balance, August 31, 2021	227,203,331	22,720	1,028,408	(1,191,640)	(140,512)
Net loss	–	–	–	(10,377)	(10,377)
Balance, November 30, 2021	227,203,331	$22,720	$1,028,408	$(1,202,017)	$(150,889)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2020	227,203,331	$22,720	$1,028,408	$(1,542,924)	$(491,796)
Net loss	–	–	–	(24,539)	(24,539)
Balance, August 31, 2020	227,203,331	22,720	1,028,408	(1,567,463)	(516,335)
Net loss	–	–	–	(4,602)	(4,602)
Balance, November 30, 2020	227,203,331	$22,720	$1,028,408	$(1,567,463)	$(516,335)

The accompanying notes are an integral part of these condensed unaudited financial statements.

PERK INTERNATIONAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended November 30,
	2021	2020
Cash flows from operating activities:
Net Loss	$(27,134)	$(29,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(7,755)	19,330
Accrued interest	6,242	4,108
Net cash used in operating activities	(28,647)	(5,703)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Cash advances from a related party	–	5,753
Net cash provided by financing activities	–	5,753

Net change in cash	(28,647)	50

Cash, beginning of period	28,934	–

Cash, end of period	$287	$50

Supplemental disclosure of cash flow information:
Cash paid for taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these condensed unaudited financial statements.

PERK INTERNATIONAL INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company has an accumulated deficit of $1,202,017 and a working capital deficit of $150,889 as of November 30, 2021. The Company had an accumulated deficit of $1,174,883 and a working capital deficit of $123,755 as of May 31, 2021. The Company will engage in limited activities without incurring significant liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - NOTES PAYABLE

On November 3, 2016, the Company received a $25,000 loan from Securities Compliance Group, Ltd. The note is unsecured, bears interest at 25% and was due upon the final order of dismissal of the custodianship. On October 20, 2022, the note was assigned to Kim Southworth. As of November 30, 2021 and May 31, 2021, there is $21,336 and $18,202 of interest accrued on this loan, respectively. This note is in default.

On May 2, 2019, the Company executed a promissory note with Kim Southworth in the amount of $14,749. The loan is due either on demand or within five years and carries an interest rate of 6%, compounded annually. As of November 30, 2021 and May 31, 2021, there is $2,405 and $1,905 of interest accrued on this loan, respectively.

On December 16, 2020, the Company received a $12,000 loan from GPL Ventures, LLC. The note is unsecured, bears interest at 10% and matures on December 16, 2021. As of November 30, 2021 and May 31, 2021, there is $1,147 and $546 of interest accrued on this loan, respectively.

On March 17, 2021, the Company received a $10,000 loan from GPL Ventures, LLC. The note is unsecured, bears interest at 10% and matures on March 17, 2022. As of November 30, 2021 and May 31, 2021, there is $1,707 and $1,205 of interest accrued on this loan ($1,000 of which is related to processing fees), respectively.

On May 11, 2021, the Company received a $30,000 loan from GPL Ventures, LLC. The note is unsecured, bears interest at 10% and matures on May 11, 2022. As of November 30, 2021 and May 31, 2021, there is $1,668 and $164 of interest accrued on this loan, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of November 30, 2021 and May 31, 2021, the Company owed the CEO $9,163 and $9,163 for cash advances to the Company. The advances were used to pay for certain operating expenses. They are unsecured, non-interest bearing and due on demand.

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

As of May 31, 2020
	As Reported	Adjusted	As Restated
Accounts payable	$343,319	$–	$343,319
Accrued interest	962	12,158	13,120
Due to related parties	24,340	–	24,340
Loans payable	71,268	–	71,268
Notes payable	39,749	–	39,749
Total current liabilities	479,638	12,158	491,796

Common stock	22,720	–	22,720
Additional paid-in capital	1,028,408	–	1,028,408
Accumulated deficit	(1,530,766)	–	(1,542,924)
Total stockholders' deficit	(479,638)	(12,158)	(491,796)
Total liabilities and stockholders' equity	$–	$–	$–

For the Three Months Ended November 30, 2020
	As Reported	Adjustment	As Restated
Operating Expenses:
General and administration expenses	$2,559	$–	$2,559
Total operating expense	2,559	–	2,559
Loss from operations	(2,559)	–	(2,559)

Other expense:
Interest expense	(1,793)	(250)	(2,043)
Total other expense	(1,793)	(250)	(2,043)

Net Loss	$(4,352)	$(250)	$(4,602)

Net loss per share	$(0.00)		$(0.00)

Weighted average shares outstanding—basic and diluted	227,203,331		227,203,331

For the Six Months Ended November 30, 2020
	As Reported	Adjustment	As Restated
Operating Expenses:
General and administration expenses	25,033	–	25,033
Total operating expense	25,033	–	25,033
Loss from operations	(25,033)	–	(25,033)

Other expense:
Interest expense	(15,558)	(11,450)	(4,108)
Total other expense	(15,558)	(11,450)	(4,108)

Net Loss	$(40,591)	$(11,450)	$(29,141)

Net loss per share	$(0.00)		$(0.00)

Weighted average shares outstanding—basic and diluted	227,203,331		227,203,331

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

Results of Operation for the Three Months Ended November 30, 2021 compared to the Three Months Ended November 30, 2020

General and administrative

For the three months ended November 30, 2021 we incurred $7,273 of general and administrative expense (“G&A”) compared to $2,559 for the three months ended November 30, 2020, an increase of $4,714 or 184%. The increase in the current period is due to an increase of OTC and transfer agent fees.

Other expense

For the three months ended November 30, 2021, we had interest expense of $3,104 compared to $2,043 for the three months ended November 30, 2020. The increase in interest expense is due to the accrual of interest on our loans and notes payable.

Net loss

For the three months ended November 30, 2021 the Company had a net loss of $10,377 as compared to $4,602 in the prior period.

Results of Operation for the Six Months Ended November 30, 2021 compared to the Six Months Ended November 30, 2020

General and administrative

For the six months ended November 30, 2021 we incurred $20,892 of G&A expense compared to $25,033 for the six months ended November 30, 2020, a decrease of $4,141 or 16.5%. The decrease in the current period is mainly due to a decrease in professional fees.

Other expense

For the six months ended November 30, 2021, we had interest expense of $6,242 compared to $4,108 for the six months ended November 30, 2020. The increase in interest expense is due to the accrual of interest on our loans and notes payable.

Net loss

For the six months ended November 30, 2021 the Company had a net loss of $27,134 as compared to $29,141 in the prior period.

Liquidity and Capital Resources

For the six months ended November 30, 2021 we used $28,647 in operations compared to $5,703 in the prior period.

For the six months ended November 30, 2021, we neither used nor received cash from financing activities, compared to $5,753 received from a related party in the prior period.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended November 30, 2021.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended November 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

