Form 10-Q
period 2022-02-28
Perk International Inc.
filed 2022-08-19
CIK 1579717

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended February 28, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 19, 2022, the issuer had 227,203,331 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PERK INTERNATIONAL INC.

CONDENSED BALANCE SHEETS

	February 28, 2022	May 31, 2021
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$19,764	$28,934
Total Assets	$19,764	$28,934

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$22,000	$29,755
Accrued interest	32,485	22,022
Due to related parties	653	9,163
Notes payable	191,749	91,749
Total Current Liabilities	246,887	152,689
Total Liabilities	246,887	152,689

Commitments and contingencies	–	–

Stockholders' Deficit:
Common Stock, par value $0.001, 950,000,000 shares authorized; 227,203,331 and 227,203,331 shares issued and outstanding, respectively	22,720	22,720
Additional paid-in capital	1,028,408	1,028,408
Accumulated deficit	(1,278,251)	(1,174,883)
Total Stockholders' Deficit	(227,123)	(123,755)
Total Liabilities and Stockholders' Deficit	$19,764	$28,934

The accompanying notes are an integral part of these condensed unaudited financial statements.

PERK INTERNATIONAL INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended February 28,		For the Nine Months Ended February 28,
	2022	2021	2022	2021
Operating Expenses:
General and administrative	$72,013	$10,845	$92,905	$35,878
Total operating expenses	72,013	10,845	92,905	35,878

Loss from operations	$(72,013)	$(10,845)	$(92,905)	$(35,878)

Other expense:
Interest expense	(4,221)	(2,019)	(10,463)	(6,127)
Total other expense	(4,221)	(2,019)	(10,463)	(6,127)

Net loss before provision for income tax	(76,234)	(12,864)	(103,368)	(42,005)
Provision for income tax	–	–	–	–
Net Loss	$(76,234)	$(12,864)	$(103,368)	$(42,005)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	227,203,331	227,203,331	227,203,331	227,203,331

The accompanying notes are an integral part of these condensed unaudited financial statements.

PERK INTERNATIONAL INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2022 AND 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2021	227,203,331	$22,720	$1,028,408	$(1,174,883)	$(123,755)
Net loss	–	–	–	(16,757)	(16,757)
Balance, August 31, 2021	227,203,331	22,720	1,028,408	(1,191,640)	(140,512)
Net loss	–	–	–	(10,377)	(10,377)
Balance, November 30, 2021	227,203,331	22,720	1,028,408	(1,202,017)	(150,889)
Net loss	–	–	–	(76,234)	(76,234)
Balance, February 28, 2022	227,203,331	$22,720	$1,028,408	$(1,278,251)	$(227,123)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2020	227,203,331	$22,720	$1,028,408	$(1,542,924)	$(491,796)
Net loss	–	–	–	(24,539)	(24,539)
Balance, August 31, 2020	227,203,331	22,720	1,028,408	(1,567,463)	(516,335)
Net loss	–	–	–	(4,602)	(4,602)
Balance, November 30, 2020	227,203,331	22,720	1,028,408	(1,567,463)	(516,335)
Net loss	–	–	–	(12,864)	(12,864)
Balance, February 28, 2021	227,203,331	$22,720	$1,028,408	$(1,580,327)	$(529,199)

The accompanying notes are an integral part of these condensed unaudited financial statements.

PERK INTERNATIONAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended February 28,
	2022	2021
Cash flows from operating activities:
Net Loss	$(103,368)	$(42,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(7,755)	19,330
Accrued interest	10,463	6,127
Net cash used in operating activities	(100,660)	(16,548)

Cash flows from investing activities	–	–

Cash flows from financing activities:
Cash (payments) advances - related party	(8,510)	5,753
Proceeds from loan payable	100,000	12,000
Net cash provided by financing activities	91,490	17,753

Net change in cash	(9,170)	1,205

Cash, beginning of period	28,934	–

Cash, end of period	$19,764	$1,205

Supplemental disclosure of cash flow information:
Cash paid for taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these condensed unaudited financial statements.

PERK INTERNATIONAL INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of February 28, 2022 and May 31, 2021.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 28, 2022 and May 31, 2021.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of February 28, 2022, there were one billion (1,000,000,000) potentially dilutive shares from a convertible note. These shares have been excluded from the weighted average shares outstanding due to their anti-dilutive effective as a result of the net loss. There were no dilutive shares as of February 28, 2021.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company has an accumulated deficit of $1,278,251 and a working capital deficit of $227,123 as of February 28, 2022. The Company had an accumulated deficit of $1,174,883 and a working capital deficit of $123,755 as of May 31, 2021. The Company will engage in limited activities without incurring significant liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 – NOTES PAYABLE

On November 3, 2016, the Company received a $25,000 loan from Securities Compliance Group, Ltd. The note is unsecured, bears interest at 25% and was due upon the final order of dismissal of the custodianship. On October 20, 2022, the note was assigned to Kim Southworth. As of February 28, 2022 and May 31, 2021, there is $22,877 and $18,202 of interest accrued on this loan, respectively. This note is in default.

On May 2, 2019, the Company executed a promissory note with Kim Southworth in the amount of $14,749. The loan is due either on demand or within five years and carries an interest rate of 6%, compounded annually. As of February 28, 2022 and May 31, 2021, there is $2,652 and $1,905 of interest accrued on this loan, respectively.

On December 16, 2020, the Company received a $12,000 loan from GPL Ventures, LLC. The note is unsecured, bears interest at 10% and matures on December 16, 2021. As of February 28, 2022 and May 31, 2021, there is $1,443 and $546 of interest accrued on this loan, respectively. This note is in default.

On March 17, 2021, the Company received a $10,000 loan from GPL Ventures, LLC. The note is unsecured, bears interest at 10% and matures on March 17, 2022. As of February 28, 2022 and May 31, 2021, there is $1,953 and $1,205 of interest accrued on this loan ($1,000 of which is related to processing fees), respectively.

On May 11, 2021, the Company received a $30,000 loan from GPL Ventures, LLC. The note is unsecured, bears interest at 10% and matures on May 11, 2022. As of February 28, 2022 and May 31, 2021, there is $2,408 and $164 of interest accrued on this loan, respectively.

On January 17, 2022, the Company issued a Convertible Promissory Note to a third party in the amount of $100,000. The note bears interest at 10% per annum and matures on June 17, 2022. The Note is convertible into shares of the Company’s common stock at $0.0001 per share. As of February 28, 2022 there is $1,152 of interest accrued on this loan.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of February 28, 2022 and May 31, 2021, the Company owed the CEO $653 and $9,163 for cash advances to the Company. The advances were used to pay for certain operating expenses. They are unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

On March 17, 2021, the Company amended its Articles of Incorporation increasing its authorized common stock from 250,000,000 to 950,000,000 shares.

NOTE 7 – CORRECTION OF AN ERROR

During 2021, the Company discovered that interest expense was wrongly recorded in the financial statements for the fiscal year ended May 31, 2020. Consequently, interest expenses and the related liability were understated. These errors have now been corrected by restating each of the affected financial statement line items for prior periods. In addition, in the prior year the Company had recorded a $12,000 beneficial conversion feature (“BCF”) on the issuance of convertible notes. With the subsequent early adoption of ASU 2020-06, the $12,000 BCF and related expense was reversed. The previous year audited numbers and restated numbers are as follows:

As of May 31, 2020
	As Reported	Adjusted	As Restated
Accounts payable	$343,319	$–	$343,319
Accrued interest	962	12,158	13,120
Due to related parties	24,340	–	24,340
Loans payable	71,268	–	71,268
Notes payable	39,749	–	39,749
Total current liabilities	479,638	12,158	491,796

Common stock	22,720	–	22,720
Additional paid-in capital	1,028,408	–	1,028,408
Accumulated deficit	(1,530,766)	–	(1,542,924)
Total stockholders' deficit	(479,638)	(12,158)	(491,796)
Total liabilities and stockholders' equity	$–	$–	$–

For the Three Months Ended February 28, 2021
	As Reported	Adjustment	As Restated
Operating Expenses:
General and administration expenses	$22,845	$(12,000)	$10,845
Total operating expense	22,845	(12,000)	10,845
Loss from operations	(22,845)	12,000	(10,845)

Other expense:
Interest expense	(2,073)	54	(2,019)
Total other expense	(2,073)	54	(2,019)

Net Loss	$(24,918)	$12,054	$(12,864)

Net loss per share	$(0.00)		$(0.00)

Weighted average shares outstanding—basic and diluted	227,203,331		227,203,331

For the Nine Months Ended February 28, 2021
	As Reported	Adjustment	As Restated
Operating Expenses:
General and administration expenses	47,878	(12,000)	35,878
Total operating expense	47,878	(12,000)	35,878
Loss from operations	(47,878)	12,000	(35,878)

Other expense:
Interest expense	(17,631)	11,504	(6,127)
Total other expense	(17,631)	11,504	(6,127)

Net Loss	$(65,509)	$23,504	$(42,005)

Net loss per share	$(0.00)		$(0.00)

Weighted average shares outstanding—basic and diluted	227,203,331		227,203,331

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

Results of Operations for the Three Months Ended February 28, 2022 compared to the Three Months Ended February 28, 2021

General and administrative

For the three months ended February 28, 2022, we incurred $72,013 of general and administrative expense (“G&A”) compared to $10,845 for the three months ended February 28, 2021, an increase of $61,168. In the current period we had increases of consulting expense ($10,000), outside services ($11,216) and travel, meals, and other office expense of $38,175.

Other expense

For the three months ended February 28, 2022, we had interest expense of $4,221 compared to $2,019 for the three months ended February 28, 2021. The increase in interest expense is due to the accrual of interest on our loans and notes payable.

Net loss

For the three months ended February 28, 2022, the Company had a net loss of $76,234 as compared to $12,864 in the prior period.

Results of Operation for the Nine Months Ended February 28, 2022 compared to the Nine Months Ended February 28, 2021

General and administrative

For the nine months ended February 28, 2022, we incurred $92,905 of G&A expense compared to $35,878 for the nine months ended February 28, 2021, an increase of $57,027 or 158.9%. In the current period we had increases of consulting expense ($10,000), outside services ($11,216) and travel, meals, and other office expense of $42,681. These increases were offset by a decrease in professional fees of $28,100.

Other expense

For the nine months ended February 28, 2022, we had interest expense of $10,567 compared to $6,127 for the nine months ended February 28, 2021. The increase in interest expense is due to the accrual of interest on our loans and notes payable.

Net loss

For the nine months ended February 28, 2022 the Company had a net loss of $103,368 as compared to $42,005 in the prior period.

Liquidity and Capital Resources

For the nine months ended February 28, 2022, we used $100,660 in operations compared to $16,548 in the prior period.

For the nine months ended February 28, 2022, we repaid our CEO $8,510 of the amount due and received $100,000 from the issuance of a new convertible note. For the nine months ended February 28, 2021, we received $5,753 from our CEO to pay for certain operating expenses and received $12,000 from the issuance of a new note payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended February 28, 2022.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended February 28, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date: August 19, 2022	By:	/s/ Nelson Grist
	Name:	Nelson Grist
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

