Form 10-K
period 2022-05-31
Perk International Inc.
filed 2022-09-14
CIK 1579717

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $960,711 based on 102,203,331 non affiliate shares outstanding at $.0094 per share.

As of September 12, 2022, the registrant had 227,203,331 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of September 12, 2022.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

Unless the context indicates otherwise, as used in this Annual Report, the terms “Perk” “we,” “us,” “our,” “our company” and “our business” refer, to Perk International, Inc. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Perk International, Inc., has designed its future into a 3-stage rollout:

1.	Grow and distribute high grade, certified natural and organic ingredients.

2.	Own or invest in facilities to manufacturer skincare and supplements.

3.	Provide international wholesale distribution of natural and organic health care products and acquire and open Med Spa’s through the United States and the World.

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

At September 9, 2022 there were approximately 25 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is VStock Transfer, 18 Lafayette Pl, Woodmere, NY 11598. Their telephone number is (212) 828-8436.

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

Results of Operations

Year Ended May 31, 2022 Compared to the Year Ended May 31, 2021

Revenue

During the years ended May 31, 2022 and 2021 we did not generate any revenue.

General and Administrative Expenses

For the year ended May 31, 2022, we had $144,431 in general and administrative expenses compared to $20,744 for the year ended May 31, 2021, an increase of $123,687. In the current year we had an increase of consulting expense of $30,331, outside services of $26,565 and travel and other office expense of approximately $54,000.

Professional Fees

For the year ended May 31, 2022, we had $10,000 in professional fees compared to $36,920 for the year ended May 31, 2021, a decrease of $26,920. Professional fees consist of legal, audit and accounting fee, all of which decreased in the current year with our largest decease being $16,620 for audit fees.

Other Income/Expense

For the year ended May 31, 2022, we had total other expense of $18,464, compared to total other income of $425,705 for the year ended May 31, 2021. In the current year we incurred $18,464 of interest expense. In the prior period we had interest expense of $7,902 and a gain on extinguishment of debt of $433,607.

Net Income (Loss)

For the year ended May 31, 2022, we had a net loss of $172,895 compared to net income of $368,041 for the year ended May 31, 2021. We went from net income in the prior year to a net loss in the current year due to the reasons discussed above.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the year ended May 31, 2022, we used $204,163 of cash in operating activities compared to $30,679 for the year ended May 31, 2021. Use of cash increased with increased expenses as discussed above.

Cash Flows from Financing Activities

For the year ended May 31, 2022, net cash provided by financing activities was $175,932. For the year ended May 31, 2021, net cash provided by financing activities was $59,613.

We have the following loans outstanding.

On November 3, 2016, the Company received a $25,000 loan from Securities Compliance Group, Ltd. The note is unsecured, bears interest at 25% and was due upon the final order of dismissal of the custodianship. On October 20, 2022, the note was assigned to Kim Southworth. As of May 31, 2022 and 2021, there is $24,452 and $18,202 of interest accrued on this loan, respectively. This note is in default.

On May 2, 2019, the Company executed a promissory note with Kim Southworth in the amount of $14,749. The loan is due either on demand or within five years and carries an interest rate of 6%, compounded annually. As of May 31, 2022 and 2021, there is $2,904 and $1,905 of interest accrued on this loan, respectively.

On December 16, 2020, the Company received a $12,000 loan from GPL Ventures, LLC. The note is unsecured, bears interest at 10% and matures on December 16, 2021. As of May 31, 2022 and 2021, there is $1,746 and $546 of interest accrued on this loan, respectively. This note is in default.

On March 17, 2021, the Company received a $10,000 loan from GPL Ventures, LLC. The note is unsecured, bears interest at 10% and matures on March 17, 2022. As of May 31, 2022 and 2021, there is $2,205 and $1,205 of interest accrued on this loan ($1,000 of which is related to processing fees), respectively. This note is in default.

On May 11, 2021, the Company received a $30,000 loan from GPL Ventures, LLC. The note is unsecured, bears interest at 10% and matures on May 11, 2022. As of May 31, 2022 and 2021, there is $3,164 and $164 of interest accrued on this loan, respectively.

On January 17, 2022, the Company issued a Convertible Promissory Note to a third party in the amount of $100,000. The note bears interest at 10% per annum and matures on February 3, 2025. The Note is convertible into shares of the Company’s common stock at $0.0001 per share. As of May 31, 2022, there is $3,671 of interest accrued on this loan.

On April 5, 2022, the Company issued a Convertible Promissory Note to a third party in the amount of $50,000. The note bears interest at 30% per annum and matures on September 5, 2022. The Note is convertible into shares of the Company’s common stock at $0.0001 per share. As of May 31, 2022 there is $2,342 of interest accrued on this loan.

On May 27, 2022, the Company issued a Promissory Note to Canadian Holdings, Inc, in the amount of $150,000. The Note was funded on June 1, 2022. The Note bears interest at 18% and is due on December 31, 2022. In conjunction with the finding of the note the Company will issue 3,000,000 shares of common stock to the lender.

On June 2, 2022, the Company issued a Convertible Promissory Note to Mechtech Industrial (Asia) Limited, in the amount of $56,250, with an OID of $6,250, receiving $50,000. The Note bears interest at 10% and matures in one year. The balance and all accrued interest may be converted into shares of common stock at $0.0005 per share.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Perk International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Perk International, Inc. (the “Company”) as on May 31, 2022 and May 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and May 31, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 of the financial statements, the Company has an accumulated deficit of $1,347,778 and working capital deficit of $146,650 as of May 31, 2022. The Company had an accumulated deficit of $1,174,883 and a working capital deficit of $123,755 as of May 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this uncertainty are also described in the Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical Audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

AJSH & Co LLP

We have served as the Company’s auditor since 2022

New Delhi, India

September 14, 2022.

PERK INTERNATIONAL INC.

BALANCE SHEETS

	May 31, 2022	May 31, 2021
ASSETS

Current Assets:
Cash	$703	$28,934
Prepaid consulting	20,710	–
Total Assets	$21,413	$28,934

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accruals	$733	$29,755
Accrued interest	40,486	22,022
Due to related parties	35,095	9,163
Notes payable	91,749	91,749
Total Current Liabilities	168,063	152,689
Note payable	150,000	–
Total Liabilities	318,063	152,689

Commitments and contingencies	–	–

Stockholders' Deficit:
Common Stock, par value $0.001, 950,000,000 and 250,000,000 shares authorized, respectively; 227,203,331 and 227,203,331 shares issued and outstanding, respectively	22,720	22,720
Additional paid-in capital	1,028,408	1,028,408
Accumulated deficit	(1,347,778)	(1,174,883)
Total Stockholders' Deficit	(296,650)	(123,755)
Total Liabilities and Stockholders' Deficit	$21,413	$28,934

The accompanying notes are an integral part of these financial statements.

PERK INTERNATIONAL INC.

STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2022	2021
Operating Expenses:
General and administrative	$144,431	$20,744
Professional fees	10,000	36,920
Total operating expenses	154,431	57,664

Loss from operations	$(154,431)	$(57,664)

Other income (expense):
Interest expense	(18,464)	(7,902)
Gain on extinguishment of debt	–	433,607
Total other (expense) income	(18,464)	425,705

Net (loss) income before provision for income tax	(172,895)	368,041
Provision for income tax	–	–
Net (Loss) Income	$(172,895)	$368,041

(Loss) income per share, basic and diluted	$(0.00)	$0.00

Weighted average common shares outstanding, basic and diluted	227,203,331	227,203,331

The accompanying notes are an integral part of these financial statements.

PERK INTERNATIONAL INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MAY 31, 2022 AND 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2020	227,203,331	$22,720	$1,028,408	$(1,542,924)	$(491,796)
Net income	–	–	–	368,041	368,041
Balance, May 31, 2021	227,203,331	22,720	1,028,408	(1,174,883)	(123,755)
Net income	–	–	–	(172,895)	(172,895)
Balance, May 31, 2022	227,203,331	$22,720	$1,028,408	$(1,347,778)	$(296,650)

The accompanying notes are an integral part of these financial statements.

PERK INTERNATIONAL INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2022	2021
Cash flows from operating activities:
Net (Loss) Income	$(172,895)	$368,041
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	–	(433,607)
Changes in operating assets and liabilities:
Prepaid	(20,710)	–
Accounts payable	(29,755)	25,985
Accrued interest	19,197	8,902
Net cash used in operating activities	(204,163)	(30,679)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Cash advances from a related party	25,932	7,613
Proceeds from note payable	150,000	52,000
Net cash provided by financing activities	175,932	59,613

Net change in cash	(28,231)	28,934

Cash, beginning of year	28,934	–

Cash, end of year	$703	$28,934

Supplemental disclosure of cash flow information:
Cash paid for taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these financial statements.

PERK INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2022

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended May 31, 2022 or 2021.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at May 31, 2022 and 2021.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares as of May 31, 2022 and 2021.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company has an accumulated deficit of $1,347,778 and a working capital deficit of $146,650 as of May 31, 2022. The Company had an accumulated deficit of $1,174,883 and a working capital deficit of $123,755 as of May 31, 2021. The Company will engage in limited activities without incurring significant liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 – ACCOUNTS PAYABLE

During the year ended May 31, 2021, accounts payable of $339,549 have been written off as time barred debt per the applicable statute of limitations and are included in other income – gain on extinguishment of debt.

NOTE 5 – NOTES PAYABLE

On November 3, 2016, the Company received a $25,000 loan from Securities Compliance Group, Ltd. The note is unsecured, bears interest at 25% and was due upon the final order of dismissal of the custodianship. On October 20, 2022, the note was assigned to Kim Southworth. As of May 31, 2022 and 2021, there is $24,452 and $18,202 of interest accrued on this loan, respectively. This note is in default.

On May 2, 2019, the Company executed a promissory note with Kim Southworth in the amount of $14,749. The loan is due either on demand or within five years and carries an interest rate of 6%, compounded annually. As of May 31, 2022 and 2021, there is $2,904 and $1,905 of interest accrued on this loan, respectively.

On December 16, 2020, the Company received a $12,000 loan from GPL Ventures, LLC. The note is unsecured, bears interest at 10% and matures on December 16, 2021. As of May 31, 2022 and 2021, there is $1,746 and $546 of interest accrued on this loan, respectively. This note is in default.

On March 17, 2021, the Company received a $10,000 loan from GPL Ventures, LLC. The note is unsecured, bears interest at 10% and matures on March 17, 2022. As of May 31, 2022 and 2021, there is $2,205 and $1,205 of interest accrued on this loan ($1,000 of which is related to processing fees), respectively. This note is in default.

On May 11, 2021, the Company received a $30,000 loan from GPL Ventures, LLC. The note is unsecured, bears interest at 10% and matures on May 11, 2022. As of May 31, 2022 and 2021, there is $3,164 and $164 of interest accrued on this loan, respectively. This note is in default.

On January 17, 2022, the Company issued a Convertible Promissory Note to a third party in the amount of $100,000. The note bears interest at 10% per annum and matures on February 3, 2025. The Note is convertible into shares of the Company’s common stock at $0.0001 per share. As of May 31, 2022, there is $3,671 of interest accrued on this loan.

On April 5, 2022, the Company issued a Convertible Promissory Note to a third party in the amount of $50,000. The note bears interest at 30% per annum and matures on September 5, 2022. The Note is convertible into shares of the Company’s common stock at $0.0001 per share. As of May 31, 2022 there is $2,342 of interest accrued on this loan.

NOTE 6 – COMMON STOCK

On March 17, 2021, the Company amended its Articles of Incorporation increasing its authorized common stock from 250,000,000 to 950,000,000 shares.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended May 31, 2021, the payable to a former related party of $22,790 was written off as time barred debt per the applicable statute of limitations and are included in other income – gain on extinguishment of debt.

As of May 31, 2022 and 2021, the Company owed the CEO $35,095 and $9,163 for cash advances to the Company. The advances were used to pay for certain operating expenses. They are unsecured, non-interest bearing and due on demand.

NOTE 8 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of May 31:

	2022	2021
Deferred tax assets:
NOL Carryover	$(3,500)	$1,100
Related Party Accruals	9,100	2,400
Less: valuation allowance	(5,600)	(3,500)
Net deferred tax asset	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended May 31, due to the following:

	2022	2021
Deferred Tax Assets:
Book (Loss) Income	$(36,300)	$77,300
Related Party Accruals	5,400	(3,200)
Meals	600	–
Other nondeductible expenses	–	(91,100)
Less valuation allowance	30,300	17,000
Income tax provision	$–	$–

At May 31, 2022, the Company had net operating loss carry forwards of approximately $9,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2018, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the May 31, 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On May 31, 2022, the Company entered into a Sale of LLC Interest Agreement in which it agreed to purchase 100% of the interest in Alexa Mar Wellness Retreat LLC for $90,000. The initial payment of $50,000 was made on June 1, 2022, with the remaining $40,000 to be paid over the next five months per the terms of the agreement.

On May 27, 2022, the Company issued a Promissory Note to Canadian Holdings, Inc, in the amount of $150,000. The Note was funded on June 1, 2022. The Note bears interest at 18% and is due on December 31, 2022. In conjunction with the finding of the note the Company will issue 3,000,000 shares of common stock to the lender.

On June 2, 2022, the Company issued a Convertible Promissory Note to Mechtech Industrial (Asia) Limited, in the amount of $56,250, with an OID of $6,250, receiving $50,000. The Note bears interest at 10% and matures in one year. The balance and all accrued interest may be converted into shares of common stock at $0.0005 per share.

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

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended May 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were not effective as of May 31, 2022.

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial data:

•	Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, and (c) we properly account for complex or unusual transactions
•	Due to our size and scope of operations, we currently do not have an independent audit committee in place
•	Due to our size and limited resources, we have not properly documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended May 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

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

Mr. Grist obtained his Bachelor of Business Administration in Marketing from the State University of New York in Plattsburgh, New York.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the years ended May 31, 2022 and 2021:

Name and Principal Position	Fiscal Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Nelson Grist	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 9, 2022, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

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

Related Party Transactions

As of May 31, 2022 and 2021, the Company owed the CEO $35,095 and $9,163 for cash advances to the Company. The advances were used to pay for certain operating expenses. They are unsecured, non-interest bearing and due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by BF Borgers CPA PC, ad AJSH & Co LLP for the audit of the Company’s annual financial statements during the fiscal years ended May 31, 2022 and 2021 and fees billed for other services rendered during those periods. All services reflected in the following fee table for 2022 and 2021 were pre-approved, respectively, in accordance with the policy of the Board.

	May 31, 2022	May 31, 2021
Audit fees - BF Borgers CPA PC	$2,000	$21,600
Audit fees - AJSH & Co LLP	5,000	0
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total Fees	$7,000	$21,600

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

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns for the year ended May 31, 2022 and 2021.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

ITEM 16. FORM OF 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perk International, Inc.
Dated: September 14, 2022	By: /s/ Nelson Grist
Nelson Grist, Chief Executive Officer

