Form 10-K/A
period 2022-05-31
Perk International Inc.
filed 2023-02-08
CIK 1579717

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed to furnish the conformed signature for the Independent Registered Public Accounting Firm Report to the Form 10-K, a new signature page, updated pagination on the table of contents and updated dates on the Certifications per Regulation S-K C&DI 246.14. A conformed signature on the Audit Report was inadvertently omitted from the original filing filed September 14, 2022. The signed letter is on file at the Company.

Also revised is Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters to reflect that the former CEO has 125,000,000 shares and not the current CEO.

Other than the two items mentioned above, no other changes were made to the Form 10-K as previously filed on September 14, 2022.

i

ii

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Perk International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Perk International, Inc. (the "Company") as on May 31, 2022 and May 31, 2021, the related statements of operations, changes in stockholders' deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and May 31, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 of the financial statements, the Company has an accumulated deficit of $1,347,778 and working capital deficit of $146,650 as of May 31, 2022. The Company had an accumulated deficit of $1,174,883 and a working capital deficit of $123,755 as of May 31, 2021. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this uncertainty are also described in the Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	Address	Amount and Nature of Beneficial Ownership	Percent of class
Directors and Officers		Common Stock
Nelson Grist - CEO	4114 North 28th Street Phoenix, AZ 85016		%
Marcus Southworth - Former CEO	48 Broadway, Suite 707	125,000,000	55.02%
	Salt Lake City, UT 84101
All directors and executive officers as a group (1 person)		125,000,000	55.02%

Matt O’Brien	244 Berry St Shelburne ON L9V 3E1 Canada	35,000,000	15.4%
Robert J. Oswald	1099 Mesa Crescent Mississauga ON L5H 4B3 Canada	35,000,000	15.4%
All other persons (2 persons)		70,000,000	30.8%

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

Perk International, Inc.
Dated: February 8, 2023	By: /s/ Nelson Grist
Nelson Grist, Chief Executive Officer

